Form 10-K/A
period 1996-03-31
C P CLARE CORP
filed 1996-07-16
CIK 945123

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996          COMMISSION FILE NUMBER 9-45123

                             C.P. CLARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                 MASSACHUSETTS                                     04-2561471
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
               430 BEDFORD STREET
                 LEXINGTON, MA                                       02173
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (617) 863-8700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of May 26, 1996, was $182,336,256.

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 26, 1996, was 8,864,492.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This amendment amends the Form 10-K filed with the Securities and Exchange Commission on June 25, 1996. The cover page and item 7 have been changed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CP Clare Corporation (the "Company") designs, manufactures and sells semiconductor and electromagnetic switches and relays and specialized electronic components for the world's foremost manufacturers of electronic communication equipment.

RESULTS OF OPERATIONS

     The following table sets forth the relative percentages that certain income and expense items bear to net sales for the periods indicated:

                                                                        FISCAL YEAR ENDED
                                                                            MARCH 31,
                                                                      ---------------------
                                                                      1994    1995    1996
                                                                      -----   -----   -----
    Net sales.......................................................  100.0%  100.0%  100.0%
    Cost of sales...................................................   76.9    72.4    67.6
                                                                      -----   -----   -----
      Gross profit..................................................   23.1    27.6    32.4
    Operating expenses:
      Selling, general and administrative...........................   16.0    17.9    18.6
      Research and development......................................    3.3     3.7     3.5
      Restructuring.................................................    1.0     0.8      --
                                                                      -----   -----   -----
    Operating income................................................    2.8     5.2    10.3
    Interest income.................................................     --      --     0.8
    Interest expense................................................   (3.9)   (2.9)   (1.0)
    Other income....................................................    0.3     0.5      --
                                                                      -----   -----   -----
    Income (loss) before provision for income taxes and
      extraordinary gain............................................   (0.8)    2.8    10.1
    Provision for income taxes......................................    0.1     1.4     4.1
                                                                      -----   -----   -----
    Income (loss) before extraordinary gain.........................   (0.9)    1.4     6.0
    Extraordinary gain on early retirement of debt..................    1.8     1.8      --
                                                                      -----   -----   -----
              Net income............................................    0.9%    3.2%    6.0%
                                                                      =====   =====   =====

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     Net Sales. Net sales increased 33.3% in fiscal 1996 to $127.9 million from $96.0 million in fiscal 1995. The increase was attributable to (i) higher unit sales volume of semiconductor products due to greater demand for these products,
(ii) continued expansion of the advanced magnetics products business, and (iii) increased sales of the Company's reed relays and switches. Net sales by major product category were as follows:

                                                                             FISCAL YEAR
                                                                                ENDED
                                                                              MARCH 31,
                                                                           ---------------
                                                                           1995      1996
                                                                           -----     -----
                                                                            (IN MILLIONS)
    Semiconductor products...............................................  $25.2     $46.9
    Electromagnetic and other products...................................   70.8      81.0

     Net sales to customers located outside the United States (primarily Europe and Asia) increased 27.0% in fiscal 1996 to $54.5 million from $42.9 million in fiscal 1995, primarily due to increased worldwide demand for the Company's products, expansion in the size of the worldwide sales force and increased corporate focus on existing and new international markets.

     Gross Profit. The Company's gross profit as a percentage of net sales improved to 32.4% in fiscal 1996 from 27.6% in fiscal 1995. The increase in gross profit was primarily attributable to a more favorable product mix, which included increased sales of the Company's higher margin semiconductor and wetted reed switch products, and decreased unit production costs due to higher sales volumes and manufacturing efficiencies associated with increased automation.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased in fiscal 1996 to $23.9 million from $17.1 million in fiscal 1995 and increased as a percentage of net sales to 18.6% in fiscal 1996 as compared with 17.9% in fiscal 1995. The dollar and percentage increases were primarily the result of the continued expansion of the worldwide sales and marketing organization, increased commissions associated with increased sales, additions to the management team and enhancement of the communication and information system infrastructures.

     Research and Development Expense. Research and development expense increased in fiscal 1996 to $4.4 million from $3.5 million in fiscal 1995 as a result of increased investments in new product and process development programs, primarily for semiconductor and electromagnetic products.

     Interest Income. Interest income in fiscal 1996 of $1.1 million was related to the short-term investment of certain of the net proceeds of the Company's public offerings. The interest income was derived from investments in commercial paper and tax exempt variable rate municipal bonds.

     Interest Expense. Interest expense decreased in fiscal 1996 to $1.3 million from $2.8 million in fiscal 1995, primarily as a result of the Company's repayment of the $7.5 million of notes payable and the repayment of the Company's domestic revolving line of credit in June 1995. The Company's remaining interest expense is primarily attributable to European credit facilities and subordinated notes. See "Liquidity and Capital Resources".

     Other Income. Other income in fiscal 1996 was primarily comprised of a foreign exchange currency translation loss which was partially offset by a gain on the sale of certain equipment. In fiscal 1995, other income was primarily comprised of a foreign exchange translation gain due to the strengthening of the U.S. dollar relative to the Mexican peso.

     Income Taxes. The Company's effective tax rate increased to 40.0% in fiscal 1996 from 30.3% in fiscal 1995 primarily due to earnings being taxed at the appropriate federal, state and foreign statutory rates. At March 31, 1996, the Company had net operating loss carryforwards in the United States, Europe and Taiwan of approximately $11.7 million. The Company's ability to use its United States net operating loss carryforwards against taxable income is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the change in ownership of the Company in 1989. Accordingly, the Company has not benefited all of its net operating loss carryforwards. See Note 11 of Notes to Consolidated Financial Statements.

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

     Net Sales. Net sales increased 26.4% in fiscal 1995 to $96.0 million from $76.0 million in fiscal 1994. The increase was attributable to (i) higher unit sales volumes of semiconductor products due to greater customer demand for these products, (ii) a full year of sales by the Company of its advanced magnetic products which resulted in net sales of $7.7 million in fiscal 1995 compared to net sales of $0.7 million in fiscal 1994, (iii) increased sales of the Company's reed relays and surge arrester products, and (iv) a price increase on certain of the Company's high margin wetted reed electromagnetic products. This increase was offset in part by a reduction in sales of a non-strategic product line phased out in fiscal 1995 that accounted for net sales of $1.2 million in fiscal 1995. Net sales by major product category were as follows:

                                                                             FISCAL YEAR
                                                                                ENDED
                                                                              MARCH 31,
                                                                           ---------------
                                                                           1994      1995
                                                                           -----     -----
                                                                            (IN MILLIONS)
    Semiconductor products...............................................  $19.4     $25.2
    Electromagnetic and other products...................................   56.6      70.8

     Net sales to customers located outside the United States (primarily Europe and Asia) increased 19.8% in fiscal 1995 to $42.9 million from $35.8 million in fiscal 1994, primarily due to expansion in the size of the worldwide sales force and increased corporate focus on existing and new international markets.

     Gross Profit. The Company's gross profit as a percentage of net sales improved to 27.6% in fiscal 1995 from 23.1% in fiscal 1994. The increase in gross profit was primarily attributable to a more favorable product mix, which included increased sales of the Company's higher margin semiconductor and dry reed switch products, increased prices on certain wetted reed products and decreased unit production costs due to higher sales volumes and manufacturing efficiencies associated with increased automation. Gross profit was also favorably impacted by the significant devaluation of the Mexican peso which occurred in the third quarter of fiscal 1995. The increase in gross profit was partially offset by the start-up inefficiencies resulting from the first full year of operation of the Company's advanced magnetics products group.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased in fiscal 1995 to $17.1 million from $12.2 million in fiscal 1994, and increased as a percentage of net sales to 17.9% in fiscal 1995 from 16.0% in fiscal 1994. The dollar increase was primarily a result of a provision for environmental assessment and cleanup costs for a property that was purchased by the Company in 1989 and used primarily as office space by the Company (see Note 8 of Notes to Consolidated Financial Statements), the expansion of the worldwide sales and marketing organization, increased commissions associated with increased sales, increased professional fees and the short-term duplication of certain administrative functions resulting from the relocation of the Company's headquarters.

     Research and Development Expense. Research and development expense increased in fiscal 1995 to $3.5 million from $2.5 million in fiscal 1994, and increased as a percentage of net sales to 3.7% in fiscal 1995 from 3.3% in fiscal 1994, as a result of increased investments in new product development programs, primarily for semiconductor products.

     Restructuring Expense. In fiscal 1995, restructuring expense was primarily related to the buyout of the Company's obligations under an employment agreement with the former Chairman of the Board of Directors (see Note 8 of Notes to Consolidated Financial Statements) and severance obligations under a definitive plan established as of March 31, 1995 to restructure reed relay manufacturing operations within the next 12 months. In fiscal 1994, restructuring expense was primarily related to the relocation of corporate headquarters and related severance costs. The restructuring charges recorded in fiscal years 1995 and 1994 will not provide any future economic benefit to the Company's ongoing operations.

     Interest Expense. Interest expense decreased in fiscal 1995 to $2.8 million from $2.9 million in fiscal 1994 primarily due to an increase in market interest rates which was more than offset by refinancing at more favorable interest rates of certain of the Company's European credit facilities. See "Liquidity and Capital Resources."

     Other Income. Other income was primarily comprised of a foreign exchange translation gain due to the strengthening of the U.S. dollar relative to the Mexican peso in fiscal 1995. In fiscal 1994, other income was comprised of a gain from the favorable settlement of a dispute for breach of contract relating to patent royalties offset by a foreign exchange translation loss and a loss on the sale of a nonstrategic product line. See Note 12 of Notes to Consolidated Financial Statements.

     Extraordinary Gain. In fiscal 1995, the Company realized a $1.7 million gain on the early retirement of certain obligations to investors. In fiscal 1994, the Company realized a $1.3 million gain on the early retirement of certain European debt and obligations to investors. See Note 7 of Notes to Consolidated Financial Statements.

     Income Taxes. At March 31, 1995, the Company had net operating loss carryforwards in the United States, Europe and Taiwan of approximately $11.8 million. The Company's ability to use its United States net operating loss carryforwards against taxable income is subject to limitations under Section 382 of the Code, due to the change in ownership of the Company in 1989. See Note 11 of Notes to Consolidated Financial Statements.

     The Company had a valuation allowance of $4.0 million in March 31, 1995 relating primarily to the use of certain net operating loss carryforwards. The Company reduced its valuation allowance by $0.1 million thereby reducing its provision for income taxes for the year ended March 31, 1995.

     The Company's effective tax rate increased to 30.3% in fiscal 1995 from 5.8% in fiscal 1994 and was less than the federal statutory rate of 34% in 1995 primarily due to the carryover of net operating losses created in prior years and foreign tax rates at less than the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1994 and 1995, the Company funded its operations from cash flows generated from operations and through borrowings pursuant to domestic and foreign bank credit agreements. In fiscal 1996, the Company funded its operations from cash flows generated from operations and the proceeds of the public offerings of common stock.

     During the year ended March 31, 1996, the Company's cash, cash equivalents and investments increased by $47.9 million. Operations used $0.3 million of cash during this period, primarily due to revenue growth which resulted in increased inventories and accounts receivable. The Company made capital expenditures of $9.1 million during the year ended March 31, 1996.

     Financing activities provided $57.3 million of cash during the period. The Company's successful completion of its initial public offering ("IPO") of 2,400,000 shares and a secondary public offering ("SPO") of 1,892,070 shares of Common Stock resulted in net proceeds to the Company of $34.2 and $42.1 million, respectively, after deducting all related expenses. During the first quarter of fiscal 1996, the Company used an aggregate of $7.7 million of the net proceeds of the IPO to prepay certain outstanding notes, including accrued interest. The Company also used $3.9 million of the net proceeds of the IPO to repurchase warrants to purchase 916,425 shares of the Common Stock of the Company held by the holders of such notes. The Company used $11.1 million of the net proceeds of the IPO to pay down outstanding borrowings under domestic lines of credit. See
Note 7 of Notes to Consolidated Financial Statements.

     At March 31, 1996, the Company had $6.2 million of outstanding debt which consisted of a European credit facility and subordinated notes. The Company's European credit facility is used to fund its European operations and consists of a term loan of approximately $2.6 million, which bears variable rate interest at 8.5% per annum, and a revolving credit line of approximately $1.6 million, which bears variable rate interest at approximately 8% per annum. At March 31, 1996, the Company had no availability for borrowings under this credit line. Borrowings under the European credit agreement are secured by liens on substantially all of the assets of C.P. Clare International N.V. The Company also has approximately $1.8 million of subordinated notes outstanding which are due in fiscal year 2000 and were issued in connection with the acquisition of a product line. These notes bear an implicit annual interest rate of 12% and require annual payments of approximately $0.5 million.

     In fiscal 1996, the Company replaced its $13.0 million domestic line of credit with a $20 million unsecured, committed revolving multicurrency credit facility (the "Facility"). Interest on loans is based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.75% to 1.5%, based on Company performance, or on the latest Federal Funds rate plus 0.50%. Although the Company has had no borrowings under the Facility to date, the interest rate on borrowings would have been 7.00% or 8.25%, respectively at March 31, 1996.

     Also, in fiscal 1996, the Company obtained an equipment line of credit with its banks, which could provide up to $17.0 million of financing. As of March 31, 1996, $1.9 million of this line had been utilized, leaving an available line of approximately $15.1 million. For financial reporting purposes, these leases are considered operating leases.

     The Company has discovered evidence of contamination at its vacant Chicago, Illinois facility. See Note 8 of Notes to Consolidated Financial Statements. The Company expects to fund the estimated remediation costs of $2.8 million through a negotiated agreement with General Instrument and funds generated from operations.

     The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges as needed. There can be no assurance that this policy will eliminate all currency exposure. During the year ended March 31, 1996, the Company entered into several forward contracts to cover its exposure from trade transactions.

     The Company plans to spend approximately $10.0 million during the next year in connection with the semiconductor wafer fabrication facility. See
"Business -- Properties." The Company believes that cash generated from operations, the proceeds of the two offerings and amounts available under its credit agreements will be sufficient to satisfy its working capital needs and planned capital expenditures through the next 12 to 24 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

EFFECT OF INFLATION

     The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 1996

                                          CP CLARE CORPORATION

                                                   /S/ ROBERT PALLADINO
                                          By:...................................
                                                     ROBERT PALLADINO
                                                   CORPORATE TREASURER