Form 10-Q
period 1996-06-30
C P CLARE CORP
filed 1996-08-13
CIK 945123

================================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 9-45123

                              -----------------

                           C.P. CLARE CORPORATION
           (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                            04-2561471
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)


                             430 BEDFORD STREET
                       LEXINGTON, MASSACHUSETTS 02173
             (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (617) 863-8700

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of June 30, 1996, there were 8,904,960 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                             C.P. CLARE CORPORATION

                                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I     FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets                                                   1

           Consolidated Condensed Statements of Operations                                         2

           Consolidated Condensed Statements of Cash Flows                                         3

           Notes to Consolidated Condensed Financial Statements                                    4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                               5

PART II    OTHER INFORMATION:

Item 1.    Legal Proceedings                                                                       7

Item 2.    Changes in Securities                                                                   7

Item 3.    Default Upon Senior Securities                                                          7

Item 4.    Submission of Matters to a Vote of Security Holders                                     7

Item 5.    Other Information                                                                       7

Item 6.    Exhibits and Reports on Form 8-K                                                        7

Signatures                                                                                         8


                                             C.P. CLARE CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)


                                                                          JUNE 30, 1996    MARCH 31, 1996
                                                                          -------------    --------------
                                    ASSETS
                                    ------
Current assets:
     Cash, cash equivalents and investments                                  $ 47,831         $ 49,082
     Accounts receivable, less allowance for doubtful accounts                 18,979           19,471
     Inventories                                                               17,122           16,972
     Other current assets                                                       2,775            2,938
                                                                             --------         --------
             Total current assets                                              86,707           88,463

Property, plant and equipment, net                                             27,136           24,232

Other assets                                                                    3,911            4,001
                                                                             --------         --------
                                                                             $117,754         $116,696
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
     Short-term borrowings                                                   $     64         $  1,340
     Current portion of long-term debt                                          1,602              851
     Accounts payable                                                           7,215            7,929
     Accrued expenses                                                          11,287           12,306
                                                                             --------         --------
             Total current liabilities                                         20,168           22,426

Long-term debt, net of current portion                                          3,195            4,034
Other long-term liabilities                                                     3,638            3,624
                                                                             --------         --------
                          Total liabilities                                    27,001           30,084


Stockholders' equity:
     Preferred stock, $ .01 par value-
       Authorized: 2,500,000 shares
       Issued and outstanding: None                                                --               --
     Common stock, $ .01 par value-
       Authorized 40,000,000 shares
       Issued and outstanding: 8,904,960 shares and 8,707,399 shares as of
         June 30, 1996 and March 31, 1996, respectively                            89               87
     Additional paid-in capital                                                92,936           91,540
     Deferred compensation                                                       (557)            (607)
     Accumulated deficit                                                       (2,000)          (4,791)
     Cumulative translation adjustment                                            285              383
                                                                             --------         --------
                          Total stockholders' equity                           90,753           86,612
                                                                             --------         --------
                                                                             $117,754         $116,696
                                                                             ========         ========

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                   C.P. CLARE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                    -----------------------------
                                                    JUNE 30, 1996    JULY 2, 1995
                                                    -------------   -------------
Net sales                                             $  34,038       $  29,986
Cost of sales                                            22,414          20,715
                                                      ---------       ---------

             Gross profit                                11,624           9,271

Operating expenses:
     Selling, general and administrative                  6,306           5,587
     Research and development                             1,339             863
                                                      ---------       ---------

Operating income                                          3,979           2,821
Interest income                                             533              --
Interest expense                                           (119)           (845)
Other expense, net                                         (102)            (89)
                                                      ---------       ---------

     Income before provision for income taxes             4,291           1,887
Provision for income taxes                                1,500             777
                                                      ---------       ---------

             Net income                               $   2,791       $   1,110
                                                      =========       =========

Earnings per common and common share equivalent       $    0.29       $    0.18
                                                      =========       =========

Weighted average number of common shares and
     common share equivalents outstanding             9,661,265       6,212,827
                                                      =========       =========

 The accompanying notes are an integral part of these consolidated condensed financial statements.


                              C.P. CLARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
                                                                      JUNE 30, 1996 JULY 2, 1995
                                                                      ------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 2,791      $  1,110
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
         Depreciation and amortization                                     1,145         1,291
         Provision for (benefit from) deferred income taxes                    9           (23)
         Compensation expense associated with stock options                   50            86
         Changes in assets and liabilities:
           Accounts receivable                                               303        (1,798)
           Inventories                                                      (236)       (2,081)
           Other current assets                                              153           799
           Accounts payable                                                 (634)         (796)
           Accrued expenses and other liabilities                           (820)         (906)
                                                                         -------      --------

                Net cash provided by (used in) operating activities        2,761        (2,318)
                                                                         -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                 (4,203)       (1,736)
                                                                         -------      --------

                Net cash used in investing activities                     (4,203)       (1,736)
                                                                         -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of lines of credit                                           (1,219)       (5,445)
Net proceeds from issuance of common stock                                    --        34,166
Proceeds from exercise of options and warrants                               716           616
Repurchase of warrants                                                        --        (3,925)
Payments of principal on long-term debt                                       47       (11,386)
Tax benefit of disqualifying disposition of incentive stock options          682            --
                                                                         -------      --------

                Net cash provided by financing activities                    226        14,026
                                                                         -------      --------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
  AND INVESTMENTS                                                            (35)          (21)
                                                                         -------      --------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND
  INVESTMENTS                                                             (1,251)        9,951

Cash, cash equivalents and investments, beginning of period               49,082         1,181
                                                                         -------      --------

Cash, cash equivalents and investments, end of period                    $47,831      $ 11,132
                                                                         =======      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Deferred compensation associated with issuance of stock options        $    --      $    651
                                                                         =======      ========
  Cash paid during the period for:
     Interest                                                            $    25      $    703
                                                                         =======      ========
     Income taxes                                                        $ 1,306      $  1,494
                                                                         =======      ========


   The accompanying notes are an integral part of these consolidated condensed financial statements

                   C.P. CLARE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 1996
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

1.       FISCAL PERIODS:
         --------------

         The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.       INTERIM FINANCIAL STATEMENTS:
         ----------------------------

         The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1996, and results of operations for the three months ended June 30, 1996 and July 2, 1995. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.       EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT:
         -----------------------------------------------

         Earnings per common and common share equivalent are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of stock options and warrants using the modified treasury stock method. Fully diluted earnings per share are not presented as the amounts are not materially different.

4.       CASH, CASH EQUIVALENTS AND INVESTMENTS:
         --------------------------------------

         Cash, cash equivalents and investments are carried at cost, which approximates market. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. As of June 30, 1996, cash equivalents and investments consist principally of overnight and tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. As of July 2, 1995, cash equivalents and investments consisted principally of overnight commercial paper.


5.       INVENTORIES
         -----------

         Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of:

                               JUNE 30, 1996   MARCH 31, 1996
                               -------------   --------------
               Raw materials      $ 8,534         $ 7,675
               Work in process      4,388           3,794
               Finished goods       4,200           5,503
                                  =======         =======
                                  $17,122         $16,972
                                  =======         =======


          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS


         The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:
                                                       THREE MONTHS ENDED
                                                   -----------------------------
                                                   JUNE 30, 1996    JULY 2, 1995
                                                   -------------    ------------
Net sales                                             100.0%           100.0%
Cost of sales                                          65.9             69.1
                                                      -----            -----

      Gross profit                                     34.1             30.9

Operating expenses:
      Selling, general and administrative              18.5             18.6
      Research and development                          3.9              2.9
                                                      -----            -----

Operating income                                       11.7              9.4
Interest income                                         1.6               --
Interest expense                                       (0.4)            (2.8)
Other expense                                          (0.3)            (0.3)
                                                      -----            -----

      Income before provision for income taxes         12.6              6.3
Provision for income taxes                              4.4              2.6
                                                      -----            -----

      Net income                                        8.2%             3.7%
                                                      =====            =====

         Net Sales. Net sales increased 13.5% in the first quarter of fiscal
1997 to $34.0 million from $30.0 million for the same period in fiscal 1996. The increase was primarily attributable to higher unit sales volume of semiconductor products due to greater customer demand for these products, and was offset by lower sales of electromagnetic and other products. Net sales by major product category were as follows:

                                                      THREE MONTHS ENDED
                                                 JUNE 30, 1996    JULY 2, 1995
                                                 -----------------------------
                                                         (IN MILLIONS)

         Semiconductor Products                      $15.8            $9.8
         Electromagnetic and other products           18.2            20.2

         Net Sales to customers located outside the United States (primarily Europe and Asia) increased 4.6% in the first quarter of fiscal 1997 to $13.6 million from $13.0 million in the first quarter of fiscal 1996.

         Gross Profit. The Company's gross profit as a percentage of net sales improved to 34.1% in the first quarter of fiscal 1997 from 30.9% in the same period in fiscal 1996. The increase in gross profit was primarily attributable to a more favorable product mix, which included increased sales of the Company's higher margin semiconductor products. The gross profit improvement was negatively impacted by increased sales volumes in advanced magnetic products, which historically is a lower margin business.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased in the first quarter of fiscal 1997 to $6.3 million from $5.6 million in fiscal 1996, but decreased slightly as a percentage of net sales to 18.5% in the first quarter of fiscal 1997 from 18.6% in the same period in fiscal 1996. The increase in dollars was primarily a result of increased advertising, communication, facilities and travel costs associated with the expansion of the worldwide sales and marketing organization.

         Research and Development Expense. Research and development expense increased in the first quarter of fiscal 1997 to $1.3 million from $0.9 million in the same period of fiscal 1996, primarily due to increases in investment in new product development programs, specifically in semiconductor products. The Company expects research and development expense to increase significantly during the rest of fiscal 1997 as spending accelerates on the Company's new semiconductor facility and other development projects.

         Interest Income. Interest income of $0.5 million in the first quarter of fiscal 1997 was related to cash equivalents and investments of certain proceeds of the Company's public offerings, in fiscal 1996. The interest income was derived from investments in commercial paper and tax exempt variable rate municipal bonds.

         Interest Expense. Interest expense decreased in the first quarter of fiscal 1997 to $0.1 million from $0.8 million in the same period of fiscal 1996, primarily as a result of the prepayment of the $7.5 million subordinated notes and significant repayment of the Company's outstanding lines of credit at the end of the first quarter of fiscal 1996.

         Other Expense. Other expense in both fiscal 1997 and 1996 was primarily comprised of foreign exchange translation losses.

         Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes in the first quarter at its estimated annual effective rate. The Company presently anticipates that the effective annual rate for income taxes for fiscal 1997 will be 35.0%, which is less than the combined federal and state statutory rates. This decrease is primarily based on the favorable tax treatment of the Company's foreign sales corporation, utilization of net operating loss carryforwards, and investment in variable rate tax exempt municipal bonds.


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter ended June 30, 1996, the Company's cash, cash equivalents and investments decreased by $1.3 million. Operations generated $2.7 million of cash during this period, as a result of improved profitability and working capital management. The Company invested $4.2 million in capital expenditures during the quarter ended June 30, 1996. Financing activities provided $0.2 million of cash during the period, primarily due to the proceeds and tax benefits from exercises of options and warrants, which was offset by the repayment of short-term borrowings.

         The Company believes that cash generated from operations, available cash and amounts available under its credit agreements will be sufficient to satisfy its working capital needs and planned capital expenditures through the next 12 to 24 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

         As announced in a press release dated July 9, 1996, the Company has reorganized its European operations, concentrating sales and distribution into a new subsidiary, C.P. Clare N.V., separate from the factory, which was renamed the Tongeren Manufacturing Company. The Company intends to negotiate with the labor unions in order to reduce operating costs in Europe, which may lead to workforce reductions and related severance costs.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              The Company is subject to routine litigation incident to the conduct of its business. None of such proceedings is considered material to the business or the financial condition of the Company.

              In June 1992, the Company initiated a lawsuit against Toshiba in the district court of Munich, Germany alleging infringement of a Company patent. In April 1996, the Company learned that the district court had ruled against C.P. Clare in this action. The Company has filed an appeal of this action. In 1995, Toshiba filed an action seeking a declaration that such patent is invalid. In July 1996, the court dismissed this action.

ITEM 2.       CHANGES IN SECURITIES

              None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)      Exhibits

              EXHIBIT NO.                     DESCRIPTION

                10.59 1995 Stock Option and Incentive Plan, as amended and restated on March 28, 1996.

                11.1         Computation of Net Income Per Share.

                27.0         Financial Data Schedule (Edgar)

              (b)      Reports on Form 8-K

                       The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              C.P. CLARE CORPORATION


                                              By:  /s/  Jacqueline D. Arthur
                                                 -------------------------------
                                                       Jacqueline D. Arthur
                                                       Vice President and
                                                       Chief Financial Officer

Date:    August 12, 1996