Form 10-Q
period 1996-09-29
C P CLARE CORP
filed 1996-10-25
CIK 945123

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 9-45123

                                   ----------

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

      As of September 29, 1996, there were 9,068,301 shares of Common Stock, $.01 par value, outstanding.


===============================================================================

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION:                                         PAGE
                                                                         ----

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                          1

          Consolidated Condensed Statements of Operations                2

          Consolidated Condensed Statements of Cash Flows                3

          Notes to Consolidated Condensed Financial Statements           4 - 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7 - 10

PART II   OTHER INFORMATION:

Item 1.   Legal Proceedings                                              11

Item 2.   Changes in Securities                                          11

Item 3.   Default Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 5.   Other Information                                              11

Item 6.   Exhibits and Reports on Form 8-K                               12

Signatures                                                               13

                            CP CLARE CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                                       SEPTEMBER 29, 1996   MARCH 31, 1996
                                                                       ------------------   --------------
ASSETS

Current assets:
     Cash, cash equivalents and investments (Note 4)                        $ 43,616           $ 49,082
     Accounts receivable, less allowance for doubtful accounts                17,161             19,471
     Inventories (Note 5)                                                     21,048             16,972
     Other current assets                                                      3,731              2,938
                                                                            --------           --------
             Total current assets                                             85,556             88,463

Property, plant and equipment, net                                            30,658             24,232

Other assets                                                                   2,649              4,001
                                                                            --------           --------
                                                                            $118,863           $116,696
                                                                            ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                                  $     64           $  1,340
     Current portion of long-term debt                                         1,175                851
     Accounts payable                                                          9,233              7,929
     Accrued expenses (Note 6)                                                22,667             12,306
                                                                            --------           --------
             Total current liabilities                                        33,139             22,426

Long-term debt, net of current portion                                         3,236              4,034
Other long-term liabilities                                                    3,688              3,624
                                                                            --------           --------
                          Total liabilities                                   40,063             30,084

Stockholders' equity:
     Preferred stock, $ .01 par value-
       Authorized: 2,500,000 shares
       Issued and outstanding: None                                               --                 --
     Common stock, $ .01 par value-
       Authorized 40,000,000 shares
       Issued and outstanding: 9,068,301 shares and 8,707,399 shares
         as of September 29, 1996 and March 31, 1996, respectively                90                 87
     Additional paid-in capital                                               93,370             91,540
     Deferred compensation                                                      (512)              (607)
     Accumulated deficit                                                     (14,438)            (4,791)
     Cumulative translation adjustment                                           290                383
                                                                            --------           --------
                          Total stockholders' equity                          78,800             86,612
                                                                            --------           --------

                                                                            $118,863           $116,696
                                                                            ========           ========



 The accompanying notes are an integral part of these consolidated condensed financial statements


                                               CP CLARE CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ----------------------------  ----------------------------
                                                     SEPT. 29, 1996  OCT. 1, 1995  SEPT. 29, 1996  OCT. 1, 1995
                                                     --------------  ------------  --------------  ------------

Net sales                                             $   30,019      $   31,900     $   64,057     $   61,886
Cost of sales                                             19,796          21,888         42,210         42,603
                                                      ----------      ----------     ----------     ----------

             Gross profit                                 10,223          10,012         21,847         19,283

Operating expenses:
     Selling, general and administrative (Note 8)          7,929           5,848         14,236         11,435
     Research and development                              1,633           1,013          2,971          1,876
     Restructuring costs (Note 7)                         14,750              --         14,750             --
                                                      ----------      ----------     ----------     ----------

Operating (loss) income                                  (14,089)          3,151        (10,110)         5,972
Interest income                                              368             277            901            313
Interest expense                                            (117)           (144)          (236)          (989)
Other expense, net                                           (47)           (174)          (148)          (299)
                                                      ----------      ----------     ----------     ----------

             (Loss) income before income taxes           (13,885)          3,110         (9,593)         4,997

Benefit (provision) for income taxes                       1,446          (1,272)           (54)        (2,049)
                                                      ----------      ----------     ----------     ----------

             Net (loss) income                        $  (12,439)     $    1,838     $   (9,647)    $    2,948
                                                      ==========      ==========     ==========     ==========
Net (loss) income per common and common
     share equivalent (Note 3)                        $    (1.39)     $     0.23     $    (1.09)    $     0.42
                                                      ==========      ==========     ==========     ==========
Weighted average number of common shares and
     common share equivalents outstanding (Note 3)     8,941,473       7,851,878      8,886,909      7,060,697
                                                      ==========      ==========     ==========     ==========



 The accompanying notes are an integral part of these consolidated condensed financial statements

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                     ---------------------------
                                                                     SEPT. 29, 1996  OCT. 1,1995
                                                                     --------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                       $ (9,647)     $  2,948
Adjustments to reconcile net (loss) income to net cash provided by
   (used in) operating activities:
       Asset writedown included in restructuring charge                    3,500            --
       Provision for environmental remediation costs                       1,250            --
       Depreciation and amortization                                       2,167         2,494
       Gain on sale of property, plant and equipment                          --           (55)
       Benefit from deferred income taxes                                    (37)         (307)
       Compensation expense associated with stock options                     95           172
       Changes in assets and liabilities:
         Accounts receivable                                               2,312        (2,658)
         Inventories                                                      (4,146)       (3,067)
         Other current assets                                             (1,005)          242
         Accounts payable                                                  1,365          (451)
         Accrued expenses and other liabilities                            9,180          (885)
                                                                        --------      --------
              Net cash provided by (used in) operating activities          5,034        (1,567)
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                (10,682)       (4,639)
Proceeds from sale of property, plant and equipment                           --            55
                                                                        --------      --------
              Net cash used in investing activities                      (10,682)       (4,584)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of lines of credit                                           (1,232)       (5,560)
Net proceeds from issuance of common stock                                   214        34,166
Proceeds from exercise of options and warrants                               910           827
Repurchase of warrants                                                        --        (3,925)
Payments of principal on long-term debt                                     (364)      (11,738)
Tax benefit of disqualifying disposition of incentive stock options          709            --
                                                                        --------      --------
              Net cash provided by financing activities                      237        13,770
                                                                        --------      --------
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
     AND INVESTMENTS                                                         (55)          242
                                                                        --------      --------
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND
     INVESTMENTS                                                          (5,466)        7,861

Cash, cash equivalents and investments, beginning of period               49,082         1,181
                                                                        --------      --------
Cash, cash equivalents and investments, end of period                   $ 43,616      $  9,042
                                                                        ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
         Interest                                                       $     36      $    703
                                                                        ========      ========
         Income taxes                                                   $  1,840      $  1,494
                                                                        ========      ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Deferred compensation associated with issuance of stock options      $     --      $    651
                                                                        ========      ========



 The accompanying notes are an integral part of these consolidated condensed financial statements

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

1.    FISCAL PERIODS
      --------------

      The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.    INTERIM FINANCIAL STATEMENTS
      ----------------------------

      The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 29, 1996 and results of operations for the three and six months ended September 29, 1996 and October 1, 1995. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission.

3.    NET (LOSS) INCOME PER COMMON AND COMMON SHARE EQUIVALENT
      --------------------------------------------------------

      Net (loss) per common and common share equivalent is computed using the weighted average number of common shares outstanding during each period. Net income per common and common share equivalent is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of stock options and warrants using the modified treasury stock method. Fully diluted earnings per share are not presented as the amounts are not materially different.

4.    CASH, CASH EQUIVALENTS AND INVESTMENTS
      --------------------------------------

         Cash, cash equivalents and investments are carried at cost, which approximates market. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. As of September 29, 1996, cash, cash equivalents and investments consist principally of overnight and tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. As of October 1, 1995, cash, cash equivalents and investments consisted principally of overnight commercial paper.

                                   (UNAUDITED)

5.    INVENTORIES
      -----------

      Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first in first out) or market and consist of the following at September 29, 1996 and March 31, 1996:



                                            SEPTEMBER 29,    MARCH 31,
                                                1996           1996
                                            -------------    ---------

      Raw material                            $ 9,759        $ 7,675
      Work in process                           6,310          3,794
      Finished goods                            4,979          5,503
                                              -------        -------
                                              $21,048        $16,972
                                              =======        =======


6.    ACCRUED EXPENSES
      ----------------

      Accrued Expenses consist of the following at September 29, 1996 and March
31, 1996:

                                            SEPTEMBER 29,    MARCH 31,
                                                1996           1996
                                            -------------    ---------

      Payroll and benefits                   $  4,662       $  5,973
      Accrued restructuring costs (Note 7)     11,201              -
      Environmental remediation (Note 8)        4,106          2,373
      Other                                     2,698          3,960
                                              -------        -------
                                              $22,667        $12,306
                                              =======        =======


7.    RESTRUCTURING COSTS
      -------------------

      In September 1996, the Company announced a restructuring of its operations, primarily in the Company's Reed Relay business, and recorded restructuring costs of $14,750 in the accompanying statements of operations. The restructuring includes severance-related costs associated with a workforce reduction of approximately 250 persons on a worldwide basis, primarily in manufacturing. Also included in the restructuring is the write-down of certain facilities and intangible assets to their net realizable value as a result of facilities realignment and the consolidation of product lines.

The components of the restructuring costs are as follows:


   Severance benefits and associated legal cost$                  9,000
   Write-down of facilities to net realizable value               2,000
   Lease termination and relocation costs                         1,600
   Write-down of acquired goodwill to net realizable value        1,500
   Other                                                            650
                                                                -------
             Total                                              $14,750
                                                                =======

                                   (UNAUDITED)


8.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      Environmental Matters

      The Company accrues for estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as remediation progresses. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

      (i) United States

      As of March 31, 1996, the Company had an environmental remediation liability of $2,373 and receivable from General Instrument of $1,266 related to the remediation of environmental contamination discovered at a Chicago facility. In September 1996, an independent environmental consulting firm retained by the Company completed their reassessment of the remediation requirements, including specific testing performed on adjacent sites to the property. Based on the consultant's report and plan of remediation, the Company accrued an additional $750 for related remediation expenses which are included in Selling, general and administrative expense. The Company also accrued an additional $700 receivable related to General Instrument's portion of the remediation expenses.

      During the six months ended September 29, 1996, the Company incurred approximately $136 of remediation costs and related expenses and with the additional accrual for remediation expenses, the Company has an environmental remediation liability of $3,606. As of September 29, 1996, General Instrument incurred approximately $81 of remediation costs during the six months period then ended and with the additional accrued receivable for remediation expenses, the receivable from General Instrument is $1,885. Management of the Company, after consultation with its legal counsel, believes that the realization of this amount from General Instrument is probable.

      (ii) Belgium

      The Company retained an independent environmental consulting firm to assess the environmental condition of its facility located in Tongeren, Belgium. The scope of their work was to assess potential contamination in light of newly-adopted Belgium legal requirements and develop a plan to remediate the property if necessary. Preliminary results show certain groundwater contamination that may have resulted from the Company's past operations or from neighboring manufacturing companies. The Company has recorded a liability of $500 as of September 29, 1996 to cover the estimated cost of this remediation, however Belgium environmental authorities have the ability to comment on the remediation plan. These costs are included in Selling, general and administrative expense.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

      The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:


                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                            ------------------------  -------------------------
                                            SEPTEMBER 29, OCTOBER 1,  SEPTEMBER 29,  OCTOBER 1,
                                                1996        1995          1996         1995
                                            ------------- ----------  -------------  ----------

Net sales                                      100.0 %     100.0 %         100.0 %    100.0 %
Cost of sales                                   65.9        68.6            65.9       68.8
                                               -----       -----           -----      -----

     Gross profit                               34.1        31.4            34.1       31.2

Operating expenses:

     Selling, general and administrative        26.4        18.3            22.3       18.5
     Research and development                    5.4         3.2             4.6        3.0
     Restructuring costs                        49.1           -            23.0
                                               -----       -----           -----      -----
Operating (loss) income                        (46.8)        9.9           (15.8)       9.7
Interest income                                  1.2         0.9             1.4        0.5
Interest expense                                (0.4)       (0.5)           (0.4)      (1.6)
Other expenses, net                             (0.2)       (0.5)           (0.2)      (0.5)
                                               -----       -----           -----      -----

(Loss) income before income taxes              (46.2)        9.8           (15.0)       8.1
Benefit (provision) for income taxes             4.8        (4.0)           (0.1)      (3.3)
                                               -----       -----           -----      -----

     Net (loss) income                         (41.4)%       5.8 %         (15.1)%      4.8 %
                                               =====       =====           =====      =====


      Net Sales. Net sales increased 3.5% for the six months ended September 29, 1996 to $64.1 million from $61.9 million for the six months ended October 1, 1995. The increase was primarily attributable to higher unit sales volume of semiconductor products due to greater demand for these products and increased advanced magnetic products business sales. The increase in net sales was offset by decreased sales of the Company's reed relays and switches.

      Net sales decreased 5.9% in the second quarter of fiscal 1997 to $30.0 million from $31.9 million for the same period in fiscal 1996. The decrease was attributable to decreased sales of the Company's reed relays and switches. The decrease was partially offset by the higher unit sales volume of semiconductor products.

Net sales by major product category were as follows:


                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                        -------------------------  ------------------------
                                        SEPTEMBER 29,  OCTOBER 1,  SEPTEMBER 29, OCTOBER 1,
                                            1996          1995         1996        1995
                                        --------------------------------------------------
                                                            (IN MILLIONS)

   Semiconductor products                   $14.7       $10.6          $30.5      $20.4
   Electromagnetic and other products        15.3        21.3           33.6       41.5


      Net sales to customers located outside the United States (primarily Europe and Asia) for the six months ended September 29, 1996 decreased 0.4% to $24.8 million from $24.9 million for the six months ended October 1, 1995. Net sales to customers located outside the United States decreased 6.9% in the second quarter of fiscal 1997 to $11.2 million from $12.0 million in the second quarter of fiscal 1996. The decreases for the quarter and year to date periods are primarily due to lower sales in Europe, which was attributed to the Company's reed relays and switches. These lower sales were partially offset by increased sales in Asia, as the Company continues to focus on new markets and expansion of certain existing international markets.

      Gross Profit. The Company's gross profit as a percentage of sales increased to 34.1% for the six months ended September 29, 1996 from 31.2% for the six months ended October 1, 1995. The Company's gross profit as a percentage of net sales improved to 34.1% on the second quarter of fiscal 1997 from 31.4% in the same period in fiscal 1996. The increase in gross profit was primarily attributable to a more favorable product mix, which included increased sales in the Company's higher margin semiconductor products. The increase was partially offset by the higher sales volume of the lower margin advanced magnetic products.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased to $14.2 million for the six months ended September 29, 1996 from $11.4 million for the six months ended October 1, 1995 and as a percentage of sales increased to 22.3% from 18.5%, respectively. These expenses increased in the second quarter of fiscal 1997 to $7.9 million from $5.8 million in the same period of fiscal 1996 and as a percentage of net sales were 26.4% for the second quarter of fiscal 1997 as compared with 18.3% for the same period of fiscal 1996. The largest single component of the dollar and percentage increases was the result of the $1.3 million of environmental costs charged during the second quarter of fiscal 1997. See Note 8 to the Notes to Consolidated Condensed Financial Statements.

      Excluding this environmental cost, selling, general and administrative expense would have increased to $12.9 million for the six months ended September 29, 1996 from $11.4 million for the six months ended October 1, 1995 and as a percentage of sales would have increased to 20.3% from 18.5%, respectively. These expenses would have increased in the second quarter of fiscal 1997 to $6.7 million from $5.8 million in the same period of fiscal 1996 and as a percentage of net sales would be 22.2% for the second quarter of fiscal 1997 as compared with 18.3% for the same period of fiscal 1996. The increased spending primarily relates to increased staffing, advertising expenditures, costs associated with additional sales office locations and increased communication costs compared to fiscal 1996.

      Research and Development Expense. Research and development (R&D) expense increased to $3.0 million for the six months ended September 29, 1996 from $1.9 million for the six months ended October 1, 1995 and as a percentage of sales increased to 4.6% from 3.0%, respectively. For the second quarter of fiscal 1997 R&D increased to $1.6 million from $1.0 million in the same period of fiscal 1996. These increases are primarily due to increased investment in new product development programs, specifically in semiconductor products. The Company expects to maintain its current rate of research and development spending in fiscal 1997, as current R&D programs are continued, specifically at the Company's new semiconductor facility in Beverly, MA.

      Restructuring. The Company recorded a non-recurring charge of $14.8 million, or $12.9 million ($1.44 per share) after income taxes to restructure operations primarily in the Company's reed relay business. Restructuring costs includes costs for workforce reductions and worldwide facilities realignments. Workforce reduction costs primarily include severance costs related to involuntary terminations. Facilities realignment costs are primarily associated with consolidations of product lines to restructure and streamline the Company's operations. The restructuring costs also include asset writedowns of $3.5 million.

      Cash flows from operations and existing cash, cash equivalent and investments are expected to fund all restructuring charges. See Notes 6 and 7 to Notes to Consolidated Condensed Financial Statements.

      Interest Income. Interest income increased to $0.9 million for the six months ended September 29, 1996 from $0.3 million for the six months ended October 1, 1995 and for the second quarter of 1997 increased to $0.4 million from $0.3 million in the same period of fiscal 1996. Interest income is related to the short-term investment of the Company's cash in both commercial paper and tax exempt variable rate municipal bonds. The increases in fiscal year 1997 are the result of the investment of the net proceeds from the Company's public offerings of stock in fiscal year 1996.

      Interest Expense. Interest expense decreased to $0.2 million for the six months ended September 29, 1996 from $1.0 million for the six months ended October 1, 1995. This decrease is primarily the result of the repayment of the $7.5 million subordinated notes and the pay down of the Company's outstanding domestic lines of credit during the first quarter of fiscal 1996. For the second quarter of both fiscal 1997 and 1996, interest expense was comparable at $0.1 million.

      Other Expense. Other expense was a loss of ($0.2) million for the six months ended September 29, 1996 compared to a loss of $(0.3) million for the six months ended October 1, 1995 and for the second quarter of 1997 was a loss of $(0.1) million from a loss of $(0.2) million in the same period of fiscal 1996. These losses are primarily the result of foreign exchange losses.

      Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes in fiscal 1997 and 1996 at its estimated annual effective tax rates. Income tax expense decreased to $0.1 million for the six months ended September 29, 1996 from $2.0 million for the six months ended October 1, 1995, as a result of recording a benefit of $2.1 million related to the Company's restructuring and environmental costs incurred during this quarter. The benefit is lower than the yearly effective rate because the Company anticipates it will not be able to fully utilize the loss carrryforwards generated as a result of the restructuring.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended September 29, 1996, the Company's cash and cash equivalents decreased by $5.5 million. Operations provided $5.0 million of cash during this period. The Company used $10.7 million for capital expenditures during the six months ended September 29, 1996. Financing activities provided $0.2 million of cash during the period, primarily due to the proceeds and tax benefits from exercises of options and warrants, which was offset by the repayment of short-term borrowings.

      The Company believes that cash generated from operations, available cash and amounts available under its credit agreements will be sufficient to satisfy its working capital needs, including all restructuring charges and planned capital expenditures for the next 12 to 24 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

Certain Factors Affecting Future Operating Results

      The information contained in and incorporated by reference in this Form 10-Q contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements. Factors that may affect future operating results include successful implementation of its proposed restructuring, the ability to develop and market new products in a timely fashion, competitive pricing pressures, manufacturing capacity, the continued growth of the telecommunications industry, the ability to effectively manage operational changes and uncertainty regarding certain labor situations.

      The Company recently announced a restructuring of its operations in order to reduce operating costs, primarily in its reed relay business operations. The proposed restructuring involves many of the Company's worldwide operations and will involve workforce reduction and facility consolidation. The Company conducts a large part of its manufacturing operations in foreign countries, including Belgium and Taiwan. In certain of these countries local law imposes an obligation to make severance payments in connection with workforce reduction. The recently announced restructuring may lead to workforce reduction and the related severance costs. The Company's future results are dependent on the successful implementation of the announced restructuring. Delays in such implementation or adverse reactions from local labor unions could lead to a work slowdown, work stoppage or plant occupation that could disrupt product shipments and would have a material adverse effect on the Company's future operating results.

     To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase performance. If the Company is unable to develop such new capabilities or is unable to design, develop and introduce competitive new products, its operating results may be adversely affected. The Company is in the process of constructing a larger, more advanced semiconductor facility to address current capacity constraints in the production of its semiconductor products. The construction of this facility while the existing facility is operating near full capacity could have an impact on production. In addition, delays in the delivery of equipment could delay the full operation of the new facility.

     The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. The Company has increased the scope and geographic area of its operations. This expansion has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. The Company's future success will depend to a large part on its ability to manage these changes and manage effectively its remote offices and facilities.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES



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

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Stockholders was held on September 17, 1996 to, (i) elect Winston R. Hindle, Jr. and Clemente C. Tiampo as the two Class I directors to serve until the 1999 Annual Meeting of Stockholders and until their successors are duly elected and qualified; and (ii) to approve an amendment to the C.P. Clare 1995 Stock Option and Incentive Plan to increase the number of shares issuable under the Plan by 1,000,000 shares. The following table sets forth the results of the stockholder votes:

                                                   In Favor     Withheld
                                                   --------     --------

            Election of Winston R. Hindle, Jr.      7,562,586     237,511
            Election of Clemente C. Tiampo          7,562,586     237,511

                                             In Favor     Against     Abstained
                                             --------     -------     ---------

            Approval of the amendment to
            the 1995 Stock Option Plan      4,230,699   3,111,568      46,527

            With respect to the approval of the amendment to the 1995 Stock Option Plan, there were 411,303 broker non-votes.

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits

            EXHIBIT NO.                       DESCRIPTION

              10.59 1995 Stock Option and Incentive Plan, as amended and restated

              11.1             Computation of Net (Loss) Income Per Share.

              27.0             Financial Data Schedule (Edgar)

            (b)    Reports on Form 8-K


            The Registrant filed no Current Reports on Form 8-K during the quarter ended September 29, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           C.P. CLARE CORPORATION


                                           By: /s/ Jacqueline D. Arthur
                                               -----------------------------
                                               Jacqueline D. Arthur
                                               Vice President and
                                               Chief Financial Officer


Date:  October 24, 1996