Form 10-Q
period 1996-12-29
C P CLARE CORP
filed 1997-02-12
CIK 945123

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                           COMMISSION FILE NO. 9-45123

                                  -----------

                             C.P. CLARE CORPORATION
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                       04-2561471
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                         identification number)


                              78 CHERRY HILL DRIVE
                          BEVERLY, MASSACHUSETTS 01915
               (Address of principal executive offices) (Zip Code)

                                 (508) 524-6700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of December 29, 1996, there were 9,097,534 shares of Common Stock, $.01 par value, outstanding.


================================================================================

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I     FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets                         1

           Consolidated Condensed Statements of Operations               2

           Consolidated Condensed Statements of Cash Flows               3

           Notes to Consolidated Condensed Financial Statements          4 - 7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8 - 11

PART II    OTHER INFORMATION:

Item 1.    Legal Proceedings                                             12

Item 2.    Changes in Securities                                         12

Item 3.    Default Upon Senior Securities                                12

Item 4.    Submission of Matters to a Vote of Security Holders           12

Item 5.    Other Information                                             12

Item 6.    Exhibits and Reports on Form 8-K                              12 - 13

Signatures                                                               14

                                  C.P. CLARE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)


               ASSETS                                               DECEMBER 29, 1996        MARCH 31, 1996
               ------                                               -----------------        --------------
Current assets:
  Cash, cash equivalents and investments                                $ 35,758                 $ 49,082
  Accounts receivable, less allowance for doubtful accounts               17,592                   19,471
  Inventories (Note 5)                                                    21,114                   16,972
  Other current assets                                                     3,657                    2,938
                                                                        --------                 --------
          Total current assets                                            78,148                   88,463

Property, plant and equipment, net                                        35,520                   24,232

Other assets                                                               2,691                    4,001
                                                                        --------                 --------
                                                                        $116,359                 $116,696
                                                                        ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabiities:
  Short-term borrowings                                                 $     59                 $  1,340
  Current portion of long-term debt                                        1,157                      851
  Accounts payable                                                         6,566                    7,929
  Accrued expenses (Note 6)                                               22,166                   12,306
                                                                        --------                 --------
          Total current liabilities                                       29,948                   22,426

Long-term debt, net of current portion                                     2,946                    4,034
Other long-term liabilities                                                3,536                    3,624
                                                                        --------                 --------
                    Total liabilities                                     36,430                   30,084

Commitments and contingencies (Note 9)

Stockholders' equity:

  Preferred stock, $.01 par value-
    Authorized: 2,500,000 shares
    Issued and outstanding: None                                             -                       -
  Common stock, $.01 par value-
    Authorized 40,000,000 shares
    Issued and outstanding 9,097,534 shares and 8,707,399 shares as of
      December 29, 1996 and March 31, 1996, respectively                      90                       87
  Additional paid-in capital                                              93,432                   91,540
  Deferred compensation                                                     (458)                    (607)
  Accumulated deficit                                                    (13,244)                  (4,791)
  Cumulative translation adjustment                                          109                      383
                                                                        ========                 ========
                    Total stockholders' equity                            79,929                   86,612
                                                                        --------                 --------

                                                                        $116,359                 $116,696
                                                                        ========                 ========


The accompanying notes are an integral part of the consolidated condensed financial statements.


                               C.P. CLARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (dollars in thousands, except per share amounts)
                                            (Unaudited)


                                                               Three Months Ended             Nine Months Ended
                                                        -----------------------------   ------------------------------
                                                        Dec. 29, 1996   Dec. 31, 1995   Dec. 29, 1996    Dec. 31, 1995
                                                        -------------   -------------   -------------    -------------

Net sales                                                  $31,374         $32,818         $95,431          $94,704
Cost of sales                                               21,227          22,140          63,437           64,743
                                                           -------         -------         -------          -------

              Gross profit                                  10,147          10,678          31,994           29,961

Operating expenses:
     Selling, general and administrative (Note 8)            7,607           6,080          21,843           17,515
     Research and development                                1,605           1,181           4,576            3,057
     Restructuring cost (credit) (Note 7)                     (500)            -            14,250              -
                                                           -------         -------         -------          -------

Operating income (loss)                                      1,435           3,417          (8,675)           9,389
Interest income                                                384             404           1,285              585
Interest expense                                              (113)           (167)           (349)          (1,156)
Other income (expense), net                                     48              83            (100)             (84)
                                                           -------         -------         -------          -------

     Income (loss) before provision for income taxes         1,754           3,737          (7,839)           8,734

Provision for income taxes                                     561           1,532             615            3,581
                                                           -------         -------         -------          -------

              Net income (loss)                            $ 1,193         $ 2,205         $(8,454)         $ 5,153
                                                           =======         =======         =======          =======

Net income (loss) per common and common
     share equivalent (Note 3)                             $  0.13         $  0.25         $ (0.94)         $  0.67
                                                           =======         =======         =======          =======

Weighted average number of common shares and
     common share equivalents outstanding (Note 3)       9,392,877       8,863,464       8,950,584        7,677,240
                                                         =========       =========       =========        =========


The accompanying notes are an integral part of these consolidated condensed financial statements.


                                 C.P. CLARE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)


                                                                                FOR THE NINE MONTHS ENDED
                                                                                -------------------------
                                                                              DEC. 29, 1996   DEC. 31, 1995
                                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                               $ (8,454)      $  5,153
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Non-cash portion of restructuring charge                                      3,500            -
     Provision for environmental remediation costs                                 2,050            -
     Depreciation and amortization                                                 3,618          3,486
     Gain on sale of property, plant and equipment                                   -              (55)
     Benefit from deferred income taxes                                              (20)          (272)
     Compensation expense associated with stock options                              148            257
     Changes in assets and liabilities:
       Accounts receivable                                                         1,589         (2,421)
       Inventories                                                                (4,302)        (5,728)
       Other current assets                                                         (968)           986
       Accounts payable                                                           (1,254)        (1,334)
       Accrued expenses and other liabilities                                      7,969           (199)
                                                                                --------       --------
               Net cash provided by (used in) operating activities                 3,876           (127)
                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                        (17,111)        (6,956)
Proceeds from sale of property, plant and equipment                                  -               55
                                                                                --------       --------
               Net cash used in investing activities                             (17,111)        (6,901)
                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of lines of credit                                                   (1,218)        (6,178)
Net proceeds from issuance of common stock                                           214         76,251
Proceeds from exercise of options and warrants                                       958          1,235
Repurchase of warrants                                                               -           (3,925)
Payments of principal on long-term debt                                             (572)       (11,754)
Tax benefit of disqualifying disposition of incentive stock options                  723            -
                                                                                --------       --------
               Net cash provided by financing activities                             105         55,629
                                                                                --------       --------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
  AND INVESTMENTS                                                                   (167)           271
                                                                                --------       --------

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND
  INVESTMENTS                                                                    (13,297)        48,872

Cash, cash equivalents and investments, beginning of period                       49,082          1,181
                                                                                --------       --------

Cash, cash equivalents and investments, end of period                           $ 35,785       $ 50,053
                                                                                ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Deferred compensation associated with issuance of stock options               $    -         $    651
                                                                                ========       ========
  Cash paid during the period for:
     Interest                                                                   $     39       $    933
                                                                                ========       ========
     Income taxes                                                               $  2,338       $  2,348
                                                                                ========       ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                       3

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 29, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

1.   FISCAL PERIODS
     --------------

     The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

     The unaudited interim financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of December 29, 1996 and results of operations for the three and nine months ended December 29, 1996 and December 31, 1995. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission.

3.   NET INCOME (LOSS) PER COMMON AND COMMON SHARE EQUIVALENT
     --------------------------------------------------------

     Net income per common and common share equivalent is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of stock options and warrants using the modified treasury stock method. Fully diluted earnings per share are not presented as the amounts are not materially different. Net loss per common and common share equivalent is computed using the weighted average number of common shares outstanding during each period.

4.   CASH, CASH EQUIVALENTS AND INVESTMENTS
     --------------------------------------

     Cash, cash equivalents and investments are carried at cost, which approximates market. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. As of December 29, 1996, cash, cash equivalents and investments consist principally of overnight and tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice.

                                   (UNAUDITED)

5.   INVENTORIES
     -----------


     Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first in, first out) or market and consist of the following at December 29, 1996 and March 31, 1996:

                                                   DECEMBER 29,   MARCH 31,
                                                       1996         1996
                                                   -----------   ----------
         Raw material                               $10,615      $ 7,675
         Work in process                              6,590        3,794
         Finished goods                               3,909        5,503
                                                    =======      =======
                                                    $21,114      $16,972
                                                    =======      =======

6.   ACCRUED EXPENSES
     ----------------

     Accrued Expenses consist of the following at December 29, 1996 and March
31, 1996:

                                                   DECEMBER 29,   MARCH 31,
                                                       1996         1996
                                                   -----------   ----------

         Payroll and benefits                       $ 4,725      $ 5,973
         Accrued Restructuring Costs (Note 7)         9,671            -
         Environmental Remediation (Note 9)           4,761        2,373
         Other                                        3,009        3,960
                                                    =======      =======
                                                    $22,166      $12,306
                                                    =======      =======


7.   RESTRUCTURING COSTS (CREDIT)

     In September 1996, the Company announced a restructuring of its operations, primarily in the Company's reed relay business, and recorded a restructuring charge of $14,750. The restructuring included severance-related costs associated with workforce reductions, primarily in manufacturing. Also included in the restructuring was the write-down of certain facilities and intangible assets to their net realizable value as a result of facilities realignment and the consolidation of product lines.

        Through the third quarter of fiscal 1997, the Company incurred approximately $4,579 of these restructuring costs. During the third quarter of fiscal 1997, the Company's restructuring plan was partially altered. A third party offered to buy the Tongeren Manufacturing Company ("TMC") in Tongeren Belgium, a reed switch and relay manufacturing operation of the Company, during the third quarter of fiscal 1997. As a result of the proposed sale of TMC, the Company's estimated restructuring costs were lowered by approximately $500 during the quarter ended December 29, 1996. As of December 29, 1996, the Company had $9,671 remaining in accrued restructuring.

        The sale of a TMC was consummated in January, 1997. After this transaction, the Company has a remaining restructuring reserve of $3,771, which is available to fund other restructuring activities. See Note 8 of Notes to Consolidated Condensed Financial Statements.

                                   (UNAUDITED)

8.   SUBSEQUENT EVENT
     ----------------

     On January 17, 1997, the Company sold all of the stock of its wholly-owned subsidiary TMC in Tongeren, Belgium to Gunther GmbH for nominal consideration. TMC has been renamed Gunther Belgium.

     As discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements, the Company has recorded a liability of $500 as of December 29, 1996 to cover the estimated cost of environmental remediation for the Tongeren, Belgium facility. Upon the sale of TMC, the Company agreed to indemnify Gunther Belgium for up to $500 for established environmental remediation costs, subject to certain condition and limitations.

     The Company and Gunther Belgium have entered into a long term supply contract pursuant to which Gunther Belgium will supply its mercury switches and relays exclusively to the Company, which will continue to offer these products worldwide through its existing sales channels. Just prior to the sale, the employees of TMC began a work stoppage and no product is currently being manufactured at the site. See "Management's Discussion and Analysis of Financial Conditions and Results of Operation - Certain Factors Affecting Future Operating Results."


9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Environmental Matters

     The Company accrues for estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The actual costs to be incurred for environmental remediations may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     (i) United States

     In connection with the acquisition of the Clare Division of General Instrument Corporation ("General Instrument") in 1989, the Company purchased a manufacturing facility located in Chicago, Illinois. From the acquisition date until January 1994, the Company used the facility primarily as office space. The Company believes that any environmental contamination predates the Company's acquisition of the facility from General Instrument. The Company and General Instrument jointly retained an independent environmental consulting firm to assess the remediation requirements and develop a plan to voluntarily remediate this property in accordance with federal and state law such that the property could be used for residential purposes. Prior to commencing such voluntary remediation, the Company and General Instrument entered into a cost-sharing agreement. However, both parties have reserved their rights to litigate concerning the final cost-sharing arrangement.

                                   (UNAUDITED)

     As of March 31, 1996, the Company had an environmental remediation accrual of $2,373 and receivable from General Instrument of $1,266 related to the remediation of environmental contamination discovered at the Chicago facility. In September 1996, an independent environmental consulting firm retained by the Company completed their reassessment of the remediation requirements. Based on the consultant's report and plan of remediation, the Company accrued an additional $750 for related remediation expenses and also recorded an additional $700 receivable related to General Instrument's portion of these expenses.

     During the quarter ended December 29, 1996, the Company and General Instrument began the remediation at the site. The approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company has determined the most likely scenario will be to remediate the property to make it useable as industrial/commercial, rather than residential property, as originally planned. On March 31, 1995, the Company signed a purchase and sale agreement to sell this property to a developer for $3,150, subject to certain conditions, principally the Company's successful remediation of the property and the attainment of the required zoning ordinances to permit residential development of this property. Based on the anticipated industrial/commercial remediation plan, the Company has terminated this purchase and sale agreement and has accrued an additional $800 to reflect an anticipated lower net realizable value for the site.

     During the nine months ended December 29, 1996, the Company incurred approximately $172 of remediation costs and related expenses and with the additional accrual for remediation expenses, the Company has an environmental remediation accrual of $4,261. As of December 29, 1996, General Instrument incurred approximately $190 of remediation costs during the nine month period then ended and, with the additional accrued receivable for remediation expenses, the receivable from General Instrument is $1,776. Management of the Company, after consultation with its legal counsel, believes that the realization of this amount from General Instrument is probable.

     As the remediation progresses, the Company and General Instrument will address contamination that has been found on adjacent sites. Management continues to analyze the estimated environmental remediation liability and has accrued additional amounts when known events have required revised estimates. However, given the current stage of the remediation process and the magnitude of contamination found at the site and adjacent sites, the ultimate disposition of this environmental matter could have a significant negative impact on the Company's consolidated financial results for a future reporting period.


     (ii) Belgium

     The Company retained an independent environmental consulting firm to assess the environmental condition of its facility located in Tongeren, Belgium. The scope of their work was to assess potential contamination in light of newly adopted Belgium legal requirements and develop a plan to remediate the property if necessary. Preliminary results show certain groundwater contamination that may have resulted from the Company's past operations or from neighboring manufacturing companies. The Company has recorded a liability of $500 as of December 29, 1996 to cover the estimated cost of this remediation, however Belgium environmental authorities have the ability to approve the remediation plan.

     In a subsequent event to the third quarter of fiscal 1997, the Company completed the sale of TMC. Upon the sale of TMC, the Company agreed to indemnify Gunther Belgium for up to $500 for established environmental remediation costs, subject to certain conditions and limitations.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              -------------------------------   ------------------------------
                                              DECEMBER 29,       DECEMBER 31,   DECEMBER 29,      DECEMBER 31,
                                                  1996              1995           1996               1995
                                              ------------      -------------   ------------      ------------
Net sales                                          100.0%           100.0%          100.0%             100.0%
Cost of sales                                       67.7             67.5            66.5               68.4
                                                   -----            -----           -----              -----

     Gross profit                                   32.3             32.5            33.5               31.6

Operating expenses:

     Selling, general and administrative            24.2             18.5            22.9               18.5
     Research and development                        5.1              3.6             4.8                3.2
     Restructuring costs (credit)                   (1.6)               -            14.9                  -
                                                   -----            -----           -----              -----

Operating income (loss)                              4.6             10.4            (9.1)               9.9
Interest income                                      1.2              1.2             1.3                0.6
Interest expense                                    (0.4)            (0.5)           (0.4)              (1.2)
Other income (expense), net                          0.2              0.3            (0.1)              (0.1)
                                                   -----            -----           -----              -----

Income (loss) before income taxes                    5.6             11.4            (8.3)               9.2
Provision for income taxes                          (1.8)            (4.7)           (0.6)              (3.8)
                                                   -----            -----           -----              -----


     Net income (loss)                               3.8%             6.7%           (8.9)%              5.4%
                                                   =====            =====           =====              =====

     Net Sales. Net sales increased 0.7% for the nine months ended December 29, 1996 to $95.4 million from $94.7 million for the nine months ended December 31, 1995. The increase was primarily attributable to higher unit sales volume of semiconductor products due to greater demand for these products and increased advanced magnetic products business sales. The increase in net sales was offset by decreased sales of the Company's reed relays and switches and other electromagnetic products.

     Net sales decreased 4.4% in the third quarter of fiscal 1997 to $31.4 million from $32.8 million for the same period in fiscal 1996. The decrease was attributable to decreased sales of the Company's reed relays and switches and other electromagnetic products. The decrease was partially offset by the higher unit sales volume of semiconductor products.

Net sales by major product category were as follows:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                             ----------------------------      ---------------------------
                                             DECEMBER 29,    DECEMBER 31,      DECEMBER 29,   DECEMBER 31,
                                                 1996            1995              1996           1995
                                             ------------------------------------------------------------
                                                                      (IN MILLIONS)
     Semiconductor products                     $14.8           $12.5             $45.2          $32.9
     Electromagnetic and other products          16.6            20.3              50.2           61.8

     Net sales to customers located outside the United States (primarily Europe and Asia) for the nine months ended December 29, 1996 decreased 8.3% to $36.9 million from $40.2 million for the nine months ended December 31, 1995. Net sales to customers located outside the United States decreased 21.1% in the third quarter of fiscal 1997 to $12.1 million from $15.3 million in the third quarter of fiscal 1996. The decreases for the quarter and year to date periods are primarily due to lower sales in Europe of the Company's reed relays and switches and other electromagnetic products. These lower sales were partially offset by increased sales in Asia, as the Company continues to focus on new markets.

     Gross Profit. The Company's gross profit as a percentage of sales increased to 33.5% for the nine months ended December 29, 1996 from 31.6% for the nine months ended December 31, 1995. The increase in gross profit was primarily attributable to a more favorable product mix, which included increased sales in the Company's higher margin semiconductor products. The Company's gross profit as a percentage of net sales was 32.3% for the third quarter of fiscal 1997 which was consistent with the 32.5% in the same period in fiscal 1996. The margins in the third quarter of fiscal 1997 were lower than margins for the nine months ended December 29, 1996 because of the higher sales volume of the lower margin advanced magnetic products and the costs associated with operating parallel semiconductor facilities while the Beverly, Massachusetts plant is being completed.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased to $21.8 million for the nine months ended December 29, 1996 from $17.5 million for the nine months ended December 31, 1995 and as a percentage of sales increased to 22.9% from 18.5%, respectively. These expenses increased in the third quarter of fiscal 1997 to $7.6 million from $6.1 million in the same period of fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were 24.2% for the third quarter of fiscal 1997 as compared with 18.5% for the same period of fiscal 1996. The largest single components of the dollar and percentage increases were the result of $2.1 million and $0.8 million environmental charges for the nine months and three months ended December 29, 1996, respectively. See Note 9 of Notes to Consolidated Condensed Financial Statements.

     Excluding these non-recurring charges, selling, general and administrative expense would have increased to $19.7 million for the nine months ended December 29, 1996 from $17.5 million for the nine months ended December 31, 1995 and as a percentage of sales increased to 20.7% from 18.5%, respectively. Excluding this non-recurring charge, expenses would have increased in the third quarter of fiscal 1997 to $6.8 million from $6.1 million in the same period of fiscal 1996 and as a percentage of net sales would be 21.7% for the third quarter of fiscal 1997 as compared with 18.5% for the same period of fiscal 1996. The increased spending primarily relates to increased staffing, advertising expenditures, additional sales office locations, and increased communication costs compared to fiscal 1996.

     Research and Development Expense. Research and development (R&D) expense increased to $4.6 million for the nine months ended December 29, 1996 from $3.1 million for the nine months ended December 31, 1995 and as a percentage of sales increased to 4.8% from 3.2%, respectively. For the third quarter of fiscal 1997 R&D increased to $1.6 million from $1.2 million in the same period of fiscal 1996. These increases are primarily due to increased investment in new product development programs, specifically in semiconductor products. The Company expects to maintain its current rate of research and development spending in fiscal 1997, as current R&D programs are continued, especially at the Company's new semiconductor facility in Beverly, Massachusetts.

     Restructuring Cost (Credit). The Company recorded a non-recurring charge of $14.3 million, or $12.7 million ($1.42 per share) after income taxes to restructure operations primarily in the Company's reed relay business. Restructuring cost includes costs for workforce reductions and worldwide facilities realignments. Workforce reduction costs primarily include severance costs related to involuntary terminations. Facilities realignment costs are primarily associated with consolidations of product lines to restructure and streamline the Company's operations. The restructuring costs also include asset writedowns of $3.5 million in the second quarter of fiscal 1997, primarily associated with the Tongeren Manufacturing Company ("TMC").

     During the second and third quarters of fiscal 1997, the Company incurred approximately $3,549 and $1,030, respectively, of these restructuring costs. During the third quarter of fiscal 1997, the Company's restructuring plan was partially altered. A third party offered to buy TMC in Tongeren Belgium, a reed switch and relay manufacturing operation of the Company, during the third quarter of fiscal 1997. As a result of the proposed sale of TMC, the Company's estimated restructuring costs were lowered by approximately $500 during the quarter ended December 29, 1996. As of December 29, 1996, the Company had $9,671 remaining in accrued restructuring. The sale of TMC was consummated in January, 1997.

     Cash flows from operations and existing cash, cash equivalents and investments are expected to fund all restructuring charges. See Notes 6, 7 and 8 of Notes to Consolidated Condensed Financial Statements.

     Interest Income. Interest income increased to $1.3 million for the nine months ended December 29, 1996 from $0.6 million for the nine months ended December 31, 1995. Interest income is related to the short-term investment of the Company's cash in both commercial paper and tax exempt variable rate municipal bonds. The increase in the nine months ended December 29, 1996 is the result of the investment of the net proceeds from the Company's public offerings of stock in fiscal year 1996. For the third quarter of both fiscal 1997 and 1996, interest income was comparable.

     Interest Expense. Interest expense decreased to $0.3 million for the nine months ended December 29, 1996 from $1.2 million for the nine months ended December 31, 1995. This decrease is primarily the result of the repayment of the $7.5 of million subordinated notes and the pay down of the Company's outstanding domestic lines of credit during the first quarter of fiscal 1996. For the third quarter of both fiscal 1997 and 1996, interest expense was comparable.

     Other Income (Expense), net. Other income (expense), net for the nine months and for the third quarter ended December 29, 1996 was comparable to the nine months and third quarter ended December 31, 1995. The income and (expenses) are primarily the result of foreign currency translation gains and losses.

     Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes in fiscal 1997 and 1996 at its estimated annual effective tax rates. Income tax expense decreased to $0.6 million for the nine months ended December 29, 1996 from $3.6 million for the nine months ended December 31, 1995, as a result of recording a benefit of $2.0 million related to the Company's restructuring and environmental costs incurred during the second quarter. The benefit was lower than the yearly effective rate because the Company anticipates it will not be able to fully utilize the losses associated with the restructuring.



LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 29, 1996, the Company's cash and cash equivalents decreased by $13.3 million. Operations provided $3.9 million of cash during this period. The Company used $17.1 million for capital expenditures during the nine months ended December 29, 1996. Financing activities provided $0.1 million of cash during the period, primarily due to the proceeds and tax benefits from exercises of options and warrants, which was offset by the repayment of short-term borrowings.

     The Company believes that cash generated from operations, available cash and amounts available under its credit agreements will be sufficient to satisfy its working capital needs, including all restructuring charges and planned capital expenditures, for the next 12 to 24 months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.


Certain Factors Affecting Future Operating Results

     The information contained in this Form 10-Q contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements. Factors that may affect future operating results include: successful implementation of the proposed restructuring, the ability to develop and market new products in a timely fashion, competitive pricing pressures, manufacturing capacity, the continued growth of the telecommunications industry, the ability to effectively manage operational changes, and uncertainty regarding certain labor situations.

     The Company announced a restructuring of its operations in order to reduce operating costs, primarily in its reed relay business operations. The proposed restructuring involves many of the Company's worldwide operations and will involve workforce reduction and facility consolidation. The Company's future results are dependent on the successful implementation of the announced restructuring. Delays in such implementation or adverse reactions from local labor unions could lead to a work slowdown, work stoppage or plant occupation that could disrupt product shipments and would have a material adverse effect on the Company's future operating results.

     The Company's sale of the Tongeren Manufacturing Company to Gunther GmbH, the signing of a long-term supply agreement with the newly formed Gunther Belgium, and the current work stoppage by the employees of Gunther Belgium may affect the Company's sales of mercury switches and relays. Future actions taken by the employees of Gunther Belgium and the ongoing ability of Gunther Belgium to produce quality product in an efficient manner may also have a material adverse effect on the Company's future operating results.

     To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase performance. If the Company is unable to develop such new capabilities or is unable to design, develop and introduce competitive new products, its operating results may be adversely affected. The Company is in the process of constructing a larger, more advanced semiconductor facility in Beverly, Massachusetts to address current capacity constraints and operating efficiencies in the production of its semiconductor products. The construction of this facility while the existing facility is operating near full capacity could have an impact on production and associated costs. In addition, delays in the delivery of equipment and qualification of the wafer fabrication process could delay the full operation of the new facility.

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



PAGE II.   OTHER INFORMATION

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

           None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

     In December 1995 the Company moved its corporate headquarters from Lexington, Massachusetts to Beverly, Massachusetts. The address and telephone number of the principal executive offices are 78 Cherry Hill Drive, Beverly, Massachusetts, 01915, 508-524-6700.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)      Exhibits

           EXHIBIT NO.                        DESCRIPTION

           10.32.1 Letter of Assignment and Promissory Note dated as of January 17, 1997 with respect to that certain Technology and Equipment Transfer and Supply Agreement between the Registrant, Clare Europe, N.V. and American Telephone and Telegraph Company dated January 23, 1989.

           10.54 Amended and Restated Employment Agreement between the Company and Michael J. Ferrantino dated as of January 31, 1997.

           10.56 Amended and Restated Employment Agreement between the Company and Harsh Koppula dated as of January 31, 1997.

           10.67 Employment Agreement between the Company and Richard Morgan dated as of April 8, 1996.

           10.68 Employment Agreement between the Company and William Reed dated as of August 26, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)      Exhibits (continued)


          10.69 Stock Purchase Agreement dated as of December 19, 1996, among the Company, Gunther GmbH, Tongeren Manufacturing Company, and W. Gunther, GmbH.*

          10.70 Supply Agreement dated as of January 17, 1997 among the Company, Gunther GmbH, W. Gunther GmbH, and Robert Romano.*

          11.1      Computation of Net Income Per Share.

          27.0      Financial Data Schedule (Edgar)

               * Confidential treatment requested for portions of this document.


                  (b)      Reports on Form 8-K

                           The Registrant filed no Current Reports on Form 8-K during the quarter ended December 29, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        C.P. CLARE CORPORATION


                                        By: /s/ Jacqueline D. Arthur
                                           ---------------------------------
                                                Jacqueline D. Arthur
                                                Vice President and
                                                Chief Financial Officer


Date: February 11, 1997

                                EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

10.32.1 Letter of Assignment and Promissory Note dated as of January 17, 1997 with respect to that certain Technology and Equipment Transfer and Supply Agreement between the Registrant, Care Europe, N.V. and American Telephone and Telegraph Company dated January 23, 1989.

10.54 Amended and Restated Employment Agreement between the Company and Michael J. Ferrantino dated as of January 31, 1997.

10.56       Amended and Restated Employment Agreement between the
            Company and Harsh Koppula dated as of January 31, 1997.

10.67 Employment Agreement between the Company and Richard Morgan dated as of April 8, 1996.

10.68 Employment Agreement between the Company and William Reed dated as of August 26, 1996.

10.69 Stock Purchase Agreement dated as of December 19, 1996, among the Company, Gunther GmbH, Tongeren Manufacturing Company, and W. Gunther, GmbH.*

10.70 Supply Agreement dated as of January 17, 1997 among the Company, Gunther GmbH, W. Gunther GmbH, and Robert Romano.*

11.1        Computation of Net Income Per Share.

27.0        Financial Data Schedule (Edgar)

            * Confidential treatment requested for portions of this document.