Form 10-K
period 1997-03-31
C P CLARE CORP
filed 1997-06-26
CIK 945123

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997          Commission file number 0-26092

                             C.P. CLARE CORPORATION
             (Exact name of registrant as specified in its charter)
                            ------------------------

                MASSACHUSETTS                                   04-2561471
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             78 CHERRY HILL DRIVE
                 BEVERLY, MA                                      01915
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (508) 524-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 5, 1997, was $131,391,616

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of June 5, 1997, was 9,196,137

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                    ----
PART I
 1.    Business.....................................................................      1
 2.    Properties...................................................................     10
 3.    Legal Proceedings............................................................     10
 4.    Submission of Matters to a Vote of Securityholders...........................     10
PART II
 5.    Market for Registrant's Common Equity and Related Stockholder Matters........     11
 6.    Selected Financial Data......................................................     12
 7.    Management's Discussion and Analysis of Financial Condition and Results of        13
       Operations...................................................................
7a.    Quantitative and Qualitative Information About Market Risk...................     17
 8.    Financial Statements and Supplementary Data..................................     17
 9.    Changes in and Disagreements with Accountants on Accounting and Financial         17
       Disclosure...................................................................
PART III
10.    Directors and Executive Officers of the Registrant...........................     17
11.    Executive Compensation.......................................................     17
12.    Security Ownership of Certain Beneficial Owners and Management...............     17
13.    Certain Relationships and Related Transactions...............................     17
PART IV
14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K...............     18
       (a) Financial Statement Schedule
       (b) Reports on Form 8-K
       (c) Exhibits
15.    Signatures...................................................................     49

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 9 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     C.P. Clare is a leading provider of high voltage analog semiconductor components, electromagnetic relays and switches, surge protection products and specialized electronic components. Customers include the foremost worldwide manufacturers of electronic communications equipment. Switch and relay components supply the interface between electrical power sources and electronic components by providing the basic isolation and switching functions required by electronic products. The Company's newer semiconductor products have recently achieved rapid acceptance in many new applications and have replaced older technologies in some established applications.

     C.P. Clare is a technology leader in the semiconductor segment of the small signal relay market. C.P. Clare's semiconductor relays are capable of integrating a number of functions previously provided by discrete components into one package and have contributed to the development of a number of new product applications such as PCMCIA card modems. Semiconductor relays represent the fastest growing segment of the small signal relay market and accounted for 47% and 37% of the Company's net sales in fiscal 1997 and 1996, respectively.

     C.P. Clare focuses on providing solutions for the telecommunications and datacommunications industries due to their significant utilization of switches and relays and growing demand for highly integrated semiconductor relays. The Company's customers include leading global OEMs such as ABB, Alcatel, Compaq, Daewoo, GVC, LM Ericsson, Lucent Technologies, Motorola, Nokia, Samsung and US Robotics.

     C.P. Clare Corporation (the "Company" or "C.P. Clare"), founded in 1937 to design, manufacture and sell electromagnetic products, was sold to General Instrument Corporation in 1967 and operated as a division thereof. Theta-J Corporation, founded in 1975 to design, manufacture and market semiconductor based electronic components, purchased the North American, Taiwanese and European operations of the Clare Division of General Instrument in 1989 (the "1989 Transaction") and changed its name to C.P. Clare Corporation. The 1989 Transaction resulted in the formation of the Company in substantially its present form. The Company is incorporated under the laws of Massachusetts and its principal offices are located at 78 Cherry Hill Drive, Beverly, Massachusetts, 01915.

BACKGROUND

     The growth in the worldwide telecommunications and data communications markets is being fueled by the convergence of several technological and market trends which are leading to a broad and increasing array of communications and computing products. Advances in computer hardware and software have accelerated the technological shift to distributed processing over communications networks. Trends toward portability and miniaturization have resulted in significant growth in mobile communications and mobile computing products.

     Electronic switch and relay components are enabling building blocks for a broad range of products in the telecommunications and data communications markets, as well as for products in a wide array of other applications such as telemetering and remote access, consumer electronics, appliances, computer peripherals, gaming equipment, automotive, aerospace, automatic test equipment, industrial controls and instrumentation. Relays, including their switch components, provide two basic functions required by virtually all electronic and electrical products: isolation and switching. Isolation separates the low current signal circuit from the higher power circuit, while the switching function controls the flow of current.

     Various types of switch and relay products based on semiconductor, electromechanical and electromagnetic technologies have been developed to meet these isolation and switching requirements. C.P. Clare designs, manufactures and sells electromagnetic and semiconductor products for these and other applications such as surge protection. These technologies and resulting products are utilized for various applications based on a number of factors, including performance, sensitivity, resistance, size, speed and cost.

STRATEGY

     C.P. Clare's strategy is to leverage its technological leadership and worldwide customer relationships in order to profitably expand its market share for its semiconductor, electromagnetic, surge protection and specialized electronic component products in existing and new markets. Key elements of this strategy are:

     Capitalize on Semiconductor Opportunities. C.P. Clare is a leader in semiconductor relay technology, offering a broad line of semiconductor products in a wide variety of package types and specifications. The Company seeks to significantly expand the application of its semiconductor technology into existing and new markets such as telecommunications and instrumentation through the integration of more functions. From its new 5 inch wafer fabrication facility in Beverly, Massachusetts, C.P. Clare plans to continue the development of new products and new technologies. The Company anticipates that new products and additional capacity from the new facility will better position it for increased product demand resulting from new technological advances in the analog modem market. The Company's semiconductor revenues represented a significant portion of total revenues during the fiscal year. During fiscal year 1997, the Company introduced several new products and maintained the construction schedule of the new facility.

     Focus on Communications Industry. The Company has focused primarily on developing solutions for the computer telephony, datacommunications and telecommunications industries due to their significant utilization of relays and switches and the increased need for highly integrated semiconductor relays. The Company's semiconductor products are an enabling technology in certain applications such as modems and computer telephony. C.P. Clare's electromagnetic products are integral components in other applications such as cellular telephones, instrumentation and process control, and automated test equipment. During the year, product sales to the communications industry represented a significant portion of the Company's total sales. The Company is qualifying processes and designs which can capitalize on its experience with optical isolation, analog semiconductor processes, wafer technology and multi-chip packaging.

     Leverage Customer Relationships and Pursue New Market Opportunities. The Company has established long standing customer relationships due to its strong worldwide brand recognition, broad product offerings, and quality customer service. The Company intends to further leverage its customer relationships by offering complementary and new products to its existing customer base and by pursuing new market opportunities. The Company is capitalizing on its worldwide brand recognition to expand into new geographic markets and new industries. The Company is seeking to increase sales in Japan, China, India and Southeast Asia, where significant opportunities exist for sales of both semiconductor and electromagnetic products. During fiscal year 1997 the Company acquired the surge protection business from Wickmann, GmbH in Germany and entered into a cross selling agreement with Harris Semiconductor for the Company's gas discharge tube and Harris' metal oxide varistor product lines.

     New Product Development. The Company has increased and intends to continue to increase its investment in new product development and strengthen the functionality of existing products in an effort to enter new markets and gain share in existing markets. Product development also includes further integration of new and existing components into single packages. Company sponsored research and development expenses were $6.5 million (or 5.1% of total revenues) and $4.4 million (or 3.5% of total revenues), for fiscal years 1997 and 1996, respectively. The Company's core competencies in semiconductor design, package molding, coil winding and ceramic-to-metal sealing have allowed the Company to introduce new products to existing and prospective customers. The Company anticipates additional investment into its research and development activities.

     Reduce Complexity and Cost of Operations. The Company has successfully completed a major portion of its restructuring activities announced September 17, 1996, with the sale of the Tongeren Manufacturing Company ("TMC") in January, 1997 to Gunther, GmbH. This allowed the Company to exit a relatively high cost manufacturing environment, while maintaining a strong European presence. During fiscal year 1997, C.P. Clare closed its Lexington and North Attleboro administrative facilities and moved its corporate headquarters, administrative, sales and marketing departments into its new Beverly, Massachusetts facility. The new facility also houses its 5 inch wafer fabrication facility, research and development, engineering laboratories and semiconductor testing and packaging functions. The Company anticipates that it will use the remainder of the restructuring reserve in fiscal year 1998.

CUSTOMERS

     C.P. Clare has established a broad base of approximately 700 customers representing a wide range of industries and applications. The communications industry represents the Company's largest customer due to the industry's pervasive use of switch, relay and surge protection technology and the need for more integrated solutions. The Company seeks to sell multiple products to its customers in order to allow C.P. Clare to become more of a strategic supplier. Sales to customers outside the United States comprised 38.0%, 42.6%, and 44.6% of the Company's net sales for the fiscal years 1997, 1996 and 1995, respectively. For fiscal years ended March 31, 1997, 1996 and 1995, net sales to Motorola represented 17%, 16% and 10% of net sales, respectively.

PRODUCT APPLICATIONS

     The Company's products are used in a wide variety of applications. Set forth below is a representative sample of applications for the Company's semiconductor and electromagnetic products.

     COMMUNICATIONS

     PCMCIA Card Modems. PCMCIA cards are thin, credit card size modems which insert into a designated slot in mobile computer equipment, allowing the portable computer to transmit data over telephone lines and function as a facsimile machine. C.P. Clare was the first to introduce semiconductor products in thin, small flat-pack packages that integrate the functionality previously provided by a number of discrete components including relays, surge protection devices and magnetics. This manufacturing capability has allowed C.P. Clare to become a leading worldwide supplier of semiconductor components to the major manufacturers of PCMCIA card modems.

     Cellular Phones. Cellular telephones require a high degree of durability and reliability. The Company's electromagnetic dry reed switches, an enabling component of the Motorola flip phone, are surface-mountable switches which maintain switch orientation and provide cost-effective, reliable and automated assembly in small package sizes.

     AUTOMATED PROCESS CONTROL/INSTRUMENTATION AND METERING

     Metering and Remote Access. Water, gas, electricity meter reading systems as well as vending machines and gas pumps have been developed to allow the remote reading of such systems. Semiconductor relays have been incorporated into these systems and provide a high speed interface between low level power signals and the high power output signals required to enhance metering functionality.

     Control Instrumentation. Operations such as power plants require multiple processes to be monitored and controlled under a broad range of environmental conditions. The Company's electromagnetic wetted reed relay, semiconductor and surge protection devices are used to provide isolation and surge protection. If the relay does not function properly, false readings and equipment damage may result. Thus, a high degree of reliability is required in these applications. Wetted reed products provide a high degree of reliability, sensitivity and stability over a wide range of temperatures.

     SECURITY

     The security industry requires low cost, high reliability relay and switch products for use in proximity sensors, infrared detectors, smoke detectors, carbon dioxide sensors and supervisory control panels. The Company's electromagnetic dry reed switches provide a low cost, rugged and reliable switch for use in proximity sensors which cause the switch to be activated by use of an external magnet when a door or window is opened.

     AUTOMATIC TEST EQUIPMENT

     Electrical Testers. Semiconductor and printed circuit board testers require precise measurement of smaller, complex products such as integrated circuits, silicon wafers and printed circuit board assemblies. In each of these pieces of equipment, test points are created by placing a dry reed relay on each electrical path. If the test path is functioning correctly, the dry reed relay is activated. C.P. Clare's dry reed relays feature low capacitance, a critical feature for this application which requires sensitivity and precision.

PRODUCTS

     The Company manufactures several hundred standard products and also develops and manufactures custom products for specific customer applications. The Company has two major product families: semiconductor products, which include relays, optocouplers and integrated products; and electromagnetic products, which include reed relays and switches and magnetic components. The Company also produces a line of surge protection products which are often complementary to the Company's relay products. Each product line builds on one or more of the Company's core competencies in the areas of semiconductor design and processing, package molding, coil winding, ceramic-to-metal sealing and materials processing.

     SEMICONDUCTOR PRODUCTS

     The Company manufactures a wide variety of semiconductor products consisting primarily of relays, optocouplers and integrated products which are sold in a broad line of over 270 relay configurations. The Company's semiconductor products are sold primarily to communications customers and are also utilized in a number of applications in other industries such as automated process control, remote access metering, aerospace and automotive. Semiconductor relays achieve the required isolation and switching functions with no moving parts, eliminating the mechanical wear typically associated with other types of relays, thus improving reliability with low distortion. Semiconductor relays are capable of integrating several additional functions into one small package, thereby further reducing board size requirements and providing the user with lower component and assembly costs. The Company has recently introduced its Cybergate(TM) 2000 data access arrangement series to sell more of its components into those analog modem applications where multiple discrete components are typically used.

     ELECTROMAGNETIC PRODUCTS

     The Company manufactures a broad range of electromagnetic products consisting of dry and wetted reed switches and relays and magnetic components, used in applications such as transformers and lighting ballasts. The Company's electromagnetic products are sold primarily to the communications industry and are also sold to other industries such as industrial and automated process control, transportation, home security, aerospace and automotive. The electromagnetic switch consists of two flat metal blades which are encapsulated in a glass tube and hermetically sealed in an inert atmosphere. Switches are opened or closed by use of an external magnetic field. The switch is the basic component of the electromagnetic relay which is formed by winding a wire coil around the switch. When an electrical signal is applied to the coil, it creates an electromagnetic field which causes the switch to open or close.

     Dry Reed. The Company's dry reed switch, the DYAD(R), has electrical contacts which have an extremely hard refractory metal applied to the contacts. The DYAD(R)was the first commercially available switch to have surface mount capabilities which maintain orientation between the pads and the switch. Surface mounting allows for the automated placement of the switch onto circuit boards, thus lowering manufacturing costs. The Company's DYAD(R) switch has a rugged design which may increase product life and has lower bounce, which provides less electronic noise and is particularly important for applications with a high degree of sensitivity. Dry reed products, which can be manufactured in high volumes at low cost, can function through millions of operations and have low resistance, which causes less heat generation and power consumption.

     The communications industry, with products such as cellular phones, modems and facsimile machines, represents the largest market for dry reed switches and relays. Dry reed switches are also widely used in automatic test equipment applications, due to their high sensitivity and low resistance, and alarm sensors for residential and commercial security applications.

     Wetted Reed. The wetted reed high performance switch uses a liquid mercury film which is applied or wetted to the electrical contacts. This mercury-to-mercury connection when the switch is closed provides the lowest contact resistance and the least distortion of all switch technologies. Wetted reed products provide advantages similar to those of dry reed products but are able to offer higher performance characteristics. The Company's wetted reed products are primarily used in telecommunications applications such as central office equipment, telephone switching gear, telephone test systems and PBXs. Wetted reed products are also used in process control applications and the instrumentation market in precision measuring and watt meter applications.

     Advanced Magnetic Products. The Company provides application-specific engineering, design and manufacturing subcontracting services for magnetic components, ranging from small coil windings that may be attached to printed circuit boards and to magnetic subassemblies, such as solenoids used by customers in the computer, automotive, power supply and lighting markets. The Company has developed a standard telecommunications transformer designed to replace isolation transformers currently used in large volumes in communications applications, and has begun to offer a modem isolation transformer in the semiconductor DAA product.

     SURGE PROTECTION PRODUCTS

     The Company manufactures gas tube surge arresters which utilize the ionization characteristics of certain gases to provide continual protection from damaging electrical surges caused by events such as lightning strikes or heavy equipment start ups. In addition, the Company produces small quantities of special purpose, larger capacity, high energy surge arresters. The Company's surge protection products have high insulation resistance, low capacitance and high current handling capability, and are used for circuit protection in telecommunications, data transmission lines, AC power lines, cable TV systems and power supplies. Recently, the Company has begun offering other surge protection technologies to its customers through an acquisition of the surge protection business of Wickmann, GmbH and a cross selling agreement with Harris Semiconductor.

     PRODUCT DEVELOPMENT

     The Company intends to build upon its history of innovation in both the semiconductor and electromagnetic market segments. The Company's product development strategy is driven by two objectives: meeting customer application requirements and extending the Company's technical capabilities. The Company has focused on utilizing its relationships with key OEMs and its applications engineering capability to enhance existing products and develop new products.

     Semiconductor Products. The Company has developed new semiconductor integrated products which offer increased, integrated functionality in one package. The Company is also developing relay chips designed to be smaller and less expensive than other semiconductor relay chips and designed to replace the electromechanical relay in certain applications. These new products are targeted to datacommunications and portable telephone applications. Also under development are products for certain data acquisition, medical electronics and automated process control applications. The new wafer fabrication facility in Beverly, Massachusetts will provide the Company with additional product development opportunities.

     Electromagnetic Products. The Company is engaged in a number of product development projects for both dry reed switches and relays. Dry reed switch product development is focusing on further miniaturizing a dry reed switch with a design similar to that of the DYAD(R) in order to address the market trend toward smaller products, especially in certain applications in the security and automatic test equipment markets as well as for higher frequency switching applications.

SALES AND DISTRIBUTION

     C.P. Clare sells its products to its worldwide customers through a network of direct salespeople, contract sales representatives and distributors in North America, Europe, Japan and the Far East.

     Sales through distributors represented 18% of the Company's overall sales in fiscal 1997. In general, sales representatives and distributors have entered into agreements that allow for termination by either party upon 30 days' notice and return by distributors of some of the Company's products. These agreements generally allow representatives and distributors to market and sell products competitively with those of the Company and generally permit representatives and distributors to return a small portion of products purchased by them during the term of such agreements and to return all products (other than obsolete products) purchased by them upon termination of such agreements.

BACKLOG

     During fiscal 1997, the Company changed its method of calculating backlog to include in backlog only those purchase orders scheduled for shipment within six months following the order date. Previously, the Company included in backlog, those purchase orders scheduled for shipment within 12 months. As of March 31, 1997, six month order backlog was approximately $32.6 million compared with a restated six month backlog of $37.8 million as of March 31, 1996. The majority of the decrease in backlog was attributable to the reduced delivery lead times for the Company's semiconductor products. Although the Company's contract terms may vary from customer to customer, purchasers of standard products may generally cancel or reschedule orders without significant penalty. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

MANUFACTURING

     Each of the Company's manufacturing facilities is ISO 9001 certified. ISO 9001 certification is an international certification for quality control systems, the receipt of which emphasizes the Company's commitment to quality control and assists the Company in becoming a qualified supplier for certain customers. The Company's manufacturing and assembly facilities contain approximately 354,400 square feet of floor space. The Company currently has a program underway for relocation, consolidation and automation of its facilities, and the Company expects to add capacity to its semiconductor operations at its new semiconductor wafer fabrication facility in Beverly, Massachusetts. The Company has expanded its operations in Mexico. There can be no assurance that the Company will be successful in expanding its manufacturing facilities or building new facilities to meet demand in a timely manner or within budget.

     Semiconductor Products. The manufacturing of semiconductor products involves two general phases of production: the wafer fabrication (chip manufacturing) process, and the relay assembly (chip packaging) process. The Company's Massachusetts wafer fabrication facilities design relays and chips and manufacture and test chips. Most fabricated chips are shipped for assembly to a subcontractor in the Philippines, although some are sent to the Company's facility in Guadalajara, Mexico. Certain assembled relays are returned to Massachusetts for testing, packaging, and shipment to the customer.

     Electromagnetic Products. The Company manufactures dry reed switches in St. Louis, Missouri and assembles relays in Chitu, Taiwan and Guadalajara, Mexico. In January, 1997 the Company sold TMC to Gunther, GmbH. This allowed the exit from a relatively high cost wetted reed manufacturing environment, while maintaining a strong European presence. Wetted reed switches and certain wetted reed relays are purchased from the new owners of TMC in Tongeren, Belgium under a long-term supply agreement. Magnetic components are designed and assembled in Guadalajara, Mexico.

     The Company's Mexican facilities perform assembly operations for most product lines and account for a significant portion of the Company's overall manufacturing output. These facilities were established and are operated under the Maquiladora program. In general, a company that operates under the program is required to export at least 80% of its production from Mexico and is afforded certain duty and tax preferences and incentives on products brought back into the United States.

COMPETITION

     The markets in which the Company operates are highly competitive, and the Company faces competition from a number of different manufacturers in each of its product areas and geographic markets. The principal competitive factors affecting the market for the Company's products include performance, functionality, price, brand recognition, product size, customer service and support and reliability.

     Many of the Company's competitors have substantially greater financial, marketing, technical, manufacturing and distribution resources than those of the Company. While the Company believes that its broad product offerings, worldwide sales coverage, customer service and brand recognition enable the Company to compete effectively, there can be no assurance that the Company will be able to continue to do so.

EMPLOYEES

     As of March 31, 1997, the Company had 1,474 total employees including 1,304 in manufacturing, 77 in sales and marketing, 44 in research and development and 49 in administration. While none of the Company's United States employees are unionized, the Company's employees in Mexico and Taiwan are represented by government mandated collective bargaining agreements. The Company believes that its relations with employees are generally good. See "Certain Factors Affecting Future Operating Results."

PROPRIETARY RIGHTS

     At March 31, 1997, the Company held four United States patents, ten foreign patents, fourteen United States trademarks or trademark applications and two foreign trademarks. The Company has a number of patent applications pending. The Company intends to continue to seek patents on its products, as appropriate. The Company believes that although these patents may have value, given the rapidly changing nature of the industries in which the Company competes, the Company depends primarily on the technical competence and creativity of its technical work force and its ability to continue to introduce product improvements rapidly. The Company does not believe that the success of its business is materially dependent on the existence, validity or duration of any patent, license or trademark.

     The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Most employees are required to sign an agreement regarding ownership of proprietary rights and trade secrets. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The process of seeking patent protection can be long and expensive, and there can be no assurance that existing patents or any new patents that may be issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents on certain of the Company's products and technologies. Although the Company has not been a party to any material intellectual property litigation other than that described herein, in the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

ENVIRONMENTAL

     The Company's facilities are regulated pursuant to foreign, state and federal statutes, including those addressing hazardous waste, clean water and clean air. The Comprehensive Environmental Response,

Compensation and Liabilities Act of 1980, as amended (the "Superfund Act"), imposes retroactive, strict and, in certain cases, joint and several liability upon certain persons in connection with the cleanup of sites at which there has been a release or threatened release of hazardous substances into the environment. The Superfund Act provides for immediate response and removal actions coordinated by the Environmental Protection Agency to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute imposes liability for these responses and other related costs, including the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances and to those who currently own or operate or who previously owned or operated the property upon which such releases occurred. Under the statute, and given the manufacturing processes used by the Company, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the current or former owner or operator of a facility from which there is a release of a hazardous substance into the environment. The Company has not to date had any action brought against it under the Superfund Act, but there can be no assurance that there will be no action brought against the Company in the future. Local sewer discharge requirements are applicable to certain of the Company's facilities. The Company's facilities are subject to local siting, zoning and land use restrictions. The Company believes it is in compliance with all foreign, federal, state and local laws regulating its business. The Company however has not undertaken a comprehensive review of its properties to determine whether or not hazardous materials have been discharged at any time in the past, whether by the Company or a previous occupant of the facility. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject the Company to fines or substantial liability. In addition, the Company could be held financially responsible for remedial measures if its properties were found to be contaminated whether or not the Company was responsible for such contamination.

     An environmental site investigation commissioned in 1992, by the Company on its West Pratt Avenue facility in Chicago, Illinois (the "Facility"), reported evidence of contamination at the Facility. The Company voluntarily reported the discovery to the Illinois Environmental Protection Agency ("IEPA"), and has since been involved in discussions with IEPA and the U.S. Environmental Protection Agency regarding the implications of the investigation and the need for further investigation and remedial work. Although prior environmental site investigations conducted in October 1988 and January 1989, did not reveal the contamination, the Company believes the contamination predates the Company's acquisition of the Facility from General Instrument in 1989. The Company has apprised General Instrument of its responsibility for the contamination and the Company and General Instrument have conducted jointly an assessment of the Facility which resulted in a cleanup and demolition plan for the Facility.

     The Company and General Instrument have agreed to share the costs of implementing the proposed cleanup plan at both the Facility and the adjacent properties. Pursuant to that agreement, General Instrument will pay for 75% of the costs of the soil remediation and related environmental cleanup costs, and the Company will bear 25% of such costs and the complete cost of removing asbestos from the building structure and building demolition. The agreement is subject to a reservation of both parties' rights to reallocate these costs or litigate concerning final liability at the site. When cleanup is completed, the parties will attempt to reach agreement on a final accounting for the cleanup costs. If a final accounting acceptable to C.P. Clare cannot be attained, C.P. Clare may commence litigation against General Instrument to recover its fair share of such costs.

     During fiscal 1997, the Company and General Instrument began the remediation at the site. The approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company has determined the most likely scenario will be to remediate the property to make it useable as industrial/commercial, rather than residential property, as originally planned. On March 31, 1995, the Company signed a purchase and sale agreement to sell this property to a developer for $3,150, subject to certain conditions, principally the Company's successful remediation of the property and the attainment of the required zoning ordinances to permit residential development of this property. Based on the anticipated industrial/commercial remediation plan, the Company has terminated this purchase and sale agreement and has recorded an additional expense amount to reflect an anticipated lower net realizable value for the site. See Note 8 of Notes to Consolidated Financial Statements.

     Further testing has confirmed that some of the contamination has migrated onto two adjacent properties. The Company is working with those parties and its environmental consultants to establish the procedures and costs for remediating these properties. The Facility has been entered into the voluntary cleanup program administered by IEPA called the Illinois Pre-Notice Site Assessment Program. Once the cleanup is completed, the Company expects the IEPA to issue a letter stating no further action is required at the Facility.

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     The information contained in and incorporated by reference in this Form 10-K contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements. Factors that may affect future operating results include the ability to develop and market new products in a timely fashion, competitive pricing pressures, manufacturing capacity, the continued growth of the telecommmications industry, and the ability to effectively manage operational changes.

     On September 17, 1996, the Company announced a restructuring of its operations in order to reduce operating costs, primarily in its reed relay business operations. The restructuring involved many of the Company's worldwide operations and involved workforce reduction and facility consolidation. These actions may lead to worker unrest and/or other action by the Company's unionized employees in Mexico and Taiwan. The Company's future results are dependent on the successful implementation and completion of the announced restructuring. Delays in such implementation or the inability to complete the restructuring in a timely manner would have a material adverse effect on the Company's future operating results.

     The Company's sale of TMC to Gunther GmbH and the signing of a long-term supply agreement with the newly formed Gunther Belgium N.V. may affect the Company's sales of wetted relay switches and relays. Employees at this facility have in the past initiated work stoppages and strikes. Future actions taken by the employees of Gunther Belgium N.V. and the ongoing ability of Gunther Belgium N.V. to produce quality product in an efficient manner may also have a material adverse effect on the Company's future operating results.

     The markets for the Company's products are characterized by technological change and new product introductions. In particular, the Company is dependent on the communications industry which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for computer-related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop its new products. Slower than expected acceptance of these new products will have the effect of adversely affecting the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase performance. If the Company is unable to develop such new capabilities or is unable to design, develop and introduce competitive new products, its operating results would be adversely affected.

     The Company is in the process of constructing a larger, more advanced semiconductor facility in Beverly, Massachusetts to address current capacity constraints and operating efficiencies in the production of its semiconductor products. The construction of this facility while the existing facility is operating near full capacity could have an impact on production and associated costs. In addition, delays in the delivery of equipment or qualification of the new facility could delay the full operation of the new facility. Any such delay would have a material, adverse effect on the Company's future operating results. Once complete, the new facility must be effectively and fully utilized in order for the Company's projected efficiencies to be fully realized. Delays in full and effective utilization will have a material, adverse effect on the Company's future operating results.

     The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. The Company has increased the scope and geographic area of its operations. This expansion has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. These operating systems are in the process of being updated and centralized, while the existing operating systems are being phased out. The Company's future success will depend to a large part on its ability to manage these changes and manage effectively its remote offices and facilities.

ITEM 2.  PROPERTIES

     C.P. Clare, headquartered in Beverly, Massachusetts, operates the following manufacturing facilities worldwide:

           LOCATION              SQUARE FOOTAGE     INTEREST                    USE
-------------------------------  --------------     -------    --------------------------------------
Beverly, Massachusetts.........       83,000        Leased     Corporate Headquarters
                                                               Semiconductor Products;
Wakefield, Massachusetts.......       32,400        Leased     Semiconductor Products
St. Louis, Missouri (1)........       20,000        Leased     Dry Reed Products and Surge Arresters
Guadalajara, Mexico (1)........      194,000        Leased     All products
Chitu, Taiwan..................       25,000        Leased     Dry Reed Products

---------------

(1) Multiple locations.

     The Company also leases additional sales offices in Illinois, Florida and California in the United States, and also in Belgium, Canada, France, Germany, Japan, and Taiwan. The Company believes its office facilities are adequate for its current needs.

     The Company also has a facility located at 3101 West Pratt Avenue, Chicago, Illinois which the Company does not use and is being marketed to a commercial buyer. See "Business - Environmental."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to routine litigation incident to the conduct of its business. None of such proceedings is considered material to the business or financial condition of the Company.

     In June 1992, the Company initiated a lawsuit against Toshiba in the district court in Munich, Germany alleging infringement of a Company patent. In April 1996, the Company learned that the district court had ruled against C.P. Clare in this action. The Company filed an appeal of this decision. In 1995, Toshiba filed an action seeking a declaration that such patent is invalid. The court held that the patent was valid, and Toshiba appealed this decision. The parties recently settled these actions resulting in the Company granting Toshiba a limited license under certain of its European patents and Toshiba paying a fixed royalty amount. All appeals have been dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market System (the "Nasdaq") on June 21, 1995, under the symbol "CPCL". The following table sets forth the quarterly high and low closing sales prices per share reported on the Nasdaq.

                            PERIOD OR QUARTER ENDED                         HIGH     LOW
     ---------------------------------------------------------------------  ----     ----
     June 21, 1995 - June 30, 1995........................................  $21 1/2  $19 1/4
     July 1, 1995 - September 30, 1995....................................   27 7/8   19 1/4
     October 1, 1995 - December 31, 1995..................................   27 3/8   16 9/16
     January 1, 1996 - March 31, 1996.....................................   21 3/8   13 1/4
     April 1, 1996 - June 30, 1996........................................   25 3/4   16 1/8
     July 1, 1996 - September 30, 1996....................................   25        9
     October 1, 1996 - December 31, 1996..................................   11 1/8    7 7/8
     January 1, 1997 - March 31, 1997.....................................   11        8 1/16

     On June 5, 1997, the last reported sale price of the Common Stock on the Nasdaq was $15 1/4

     On June 5, 1997, there were 180 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. In addition, the Company is currently restricted under the terms of certain credit agreements from paying dividends in certain circumstances to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its subsidiaries as of and for each of the years in the five-year period ended March 31, 1997. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                            FISCAL YEAR ENDED MARCH 31,
                                                 -------------------------------------------------
                                                  1993      1994      1995       1996       1997
                                                 -------   -------   -------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales......................................  $75,699   $75,970   $95,992   $127,928   $128,161
Cost of sales..................................   59,205    58,425    69,546     86,464     85,603
                                                 -------   -------   -------   --------   --------
  Gross profit.................................   16,494    17,545    26,446     41,464     42,558
Operating expenses:
  Selling, general and administrative..........   11,854    12,155    17,143     23,857     28,330
  Research and development.....................    2,148     2,489     3,532      4,447      6,543
  Restructuring costs (1)......................    1,509       730       727         --     14,250
                                                 -------   -------   -------   --------   --------
  Operating income (loss)......................      983     2,171     5,044     13,160     (6,565)
  Interest income..............................       --        --        --      1,052      1,578
  Interest expense.............................   (3,455)   (2,942)   (2,841)    (1,300)      (452)
  Other income (expense), net..................    2,489       190       476        (20)        (8)
                                                 -------   -------   -------   --------   --------
  Income (loss) before provision for income
     taxes and extraordinary gain..............       17      (581)    2,679     12,892     (5,447)
  Provision for income taxes...................       83        44     1,342      5,158      1,464
                                                 -------   -------   -------   --------   --------
  Income (loss) before extraordinary gain......      (66)     (625)    1,337      7,734     (6,911)
Extraordinary gain on early retirement of debt
  (2)..........................................      755     1,340     1,742         --         --
                                                 -------   -------   -------   --------   --------
          Net income (loss)....................  $   689   $   715   $ 3,079   $  7,734   $ (6,911)
                                                 =======   =======   =======   ========   ========
Earnings (loss) per common and common share
  equivalent (3):
  Income (loss) before extraordinary gain......  $  0.03   $ (0.05)  $  0.23   $   0.95   $  (0.77)
  Extraordinary gain...........................     0.12      0.20      0.27         --         --
                                                 -------   -------   -------   --------   --------
  Net income (loss)............................  $  0.15   $  0.15   $  0.50   $   0.95   $  (0.77)
                                                 =======   =======   =======   ========   ========
Weighted average number of common share and
  common share equivalents outstanding(3)......    6,654     6,386     6,473      8,176      8,992
                                                 =======   =======   =======   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Total Assets...................................  $42,910   $42,883   $55,271   $115,208   $111,170
Long-term debt, net of current portion.........   17,778    16,682    15,969      4,034        550

---------------

(1) See Note 8 of the Notes to Consolidated Financial Statements for more information on the fiscal 1997 restructuring costs.

(2) See Note 7 of the Notes to Consolidated Financial Statements for more information on the extraordinary gain.

(3) See Note 2(f) of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     C.P. Clare Corporation (the "Company") is a leading provider of high voltage analog semiconductor components, electromagnetic relays and switches, surge protection products and specialized electronic components. Customers include the foremost worldwide manufacturers of electronic communications equipment.

RESULTS OF OPERATIONS

     The following table sets forth the relative percentages that certain income and expense items bear to net sales for the periods indicated:

                                                                      FISCAL YEAR ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                  1995      1996      1997
                                                                  -----     -----     -----
    Net sales...................................................  100.0%    100.0%    100.0%
    Cost of sales...............................................   72.4      67.6      66.8
                                                                  -----     -----     -----
         Gross profit...........................................   27.6      32.4      33.2
    Operating expenses:
         Selling, general and administrative....................   17.9      18.6      22.1
         Research and development...............................    3.7       3.5       5.1
         Restructuring costs....................................    0.8        --      11.1
                                                                  -----     -----     -----
    Operating income (loss).....................................    5.2      10.3      (5.1)
    Interest income.............................................     --       0.8       1.2
    Interest expense............................................   (2.9)     (1.0)     (0.4)
    Other income (expense), net.................................    0.5        --        --
                                                                  -----     -----     -----
    Income (loss) before provision for income taxes and
      extraordinary gain........................................    2.8      10.1      (4.3)
    Provision for income taxes..................................    1.4       4.1       1.1
                                                                  -----     -----     -----
    Income (loss) before extraordinary gain.....................    1.4       6.0      (5.4)
    Extraordinary gain on early retirement of debt..............    1.8        --        --
                                                                  -----     -----     -----
              Net income (loss).................................   3.2%      6.0%      (5.4)%
                                                                  =====     =====     =====

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     Net Sales. In fiscal 1997, net sales remained consistent at $128.2 million compared to $127.9 million in fiscal 1996. Sales volume of the Company's semiconductor products increased by 28%, which increase was offset by significantly lower sales volume of reed relay and surge protection products. In fiscal 1997, the Company's electromagnetic and other products sales decreased to $68.2 from $81.0 or 15.8%, primarily due to lower demand of the Company's reed relays and surge arrester products. The lower demand for reed relay products led the Company to undertake a restructuring of its operations, in order to gain efficiencies in this declining market. See Note 8 of Notes to Consolidated Financial Statements.

     Net sales by major product category were as follows:

                                                                             FISCAL YEAR
                                                                                ENDED
                                                                              MARCH 31,
                                                                           ---------------
                                                                           1996      1997
                                                                           -----     -----
                                                                            (IN MILLIONS)
    Semiconductor products...............................................  $46.9     $60.0
    Electromagnetic and other products...................................   81.0      68.2

     Net sales to customers located outside the United States (primarily Europe and Asia) decreased 10.6% in fiscal 1997 to $48.7 million from $54.5 million in fiscal 1996, primarily due to decreased sales volume in Europe as a result of decreased demand for the Company's reed relay products and unfavorable foreign exchange translation. This decrease was partially offset by increased sales in Asia.

     Gross Profit. The Company's gross profit as a percentage of net sales improved to 33.2% in fiscal 1997 from 32.4% in fiscal 1996. The increase in gross profit was primarily attributable to a more favorable product mix, which included increased sales of the Company's higher margin semiconductor products, which was partially offset by the growth in sales of the Company's lower margin advanced magnetics products.

     Selling, General and Administrative Expense (SG&A). SG&A expense increased in fiscal 1997 to $28.3 million from $23.9 million in fiscal 1996, and increased as a percentage of net sales to 22.1% in fiscal 1997 from 18.6% in fiscal 1996. The largest single component of the dollar and percentage increase was the result of a $2.1 million non-recurring environmental charge. See Note 8 of Notes to Consolidated Financial Statements. Excluding this non-recurring environmental charge, SG&A expense would have increased in fiscal 1997 to $26.2 million from $23.9 million in fiscal 1996, and increased as a percentage of net sales to 20.4% in fiscal 1997 from 18.6% in fiscal 1996. This portion of the increase in SG&A expenses primarily relates to increased marketing expenditures, additional sales office locations and increased communication costs compared to fiscal 1996.

     Research and Development Expense. Research and development expense increased in fiscal 1997 to $6.5 million from $4.4 million in fiscal 1996 and increased as a percentage of net sales to 5.1% in fiscal 1997 from 3.5% in fiscal 1996, as a result of increased investments in new product development programs, primarily for semiconductor products. The Company expects to increase its current rate of research and development spending as current R&D programs are continued, especially at the Company's new semiconductor facility in Beverly, Massachusetts.

     Restructuring Costs. In fiscal 1997, the Company recorded a restructuring charge of $14.3 million, or $1.42 per share after income taxes, to restructure operations primarily in the Company's reed relay business. Restructuring costs include costs associated with the sale of the Tongeren Manufacturing Company
(TMC), workforce reductions and worldwide facilities realignments. The sale of TMC was consummated in January, 1997. The costs associated with the sale of TMC were primarily the write-down of the Company's investment in its foreign subsidiary and included other Company costs associated with transfer of the facility. Workforce reduction costs include severance costs related to involuntary terminations. See Note 8 of Notes to Consolidated Financial Statements.

     Interest Income. Interest income increased in fiscal 1997 to $1.6 million from $1.1 million in fiscal 1996. Interest income was related to the short-term investment of the Company's cash in both commercial paper and tax exempt variable rate municipal bonds. In fiscal 1997, the increase in interest income was caused by the full year of investment of excess cash compared to fiscal 1996.

     Interest Expense. Interest expense decreased in fiscal 1997 to $0.5 million from $1.3 million in fiscal 1996. This decrease was primarily the result of the Company's reduced debt load following the repayment of the $7.5 million in subordinated notes and the pay down of the Company's domestic lines of credit during the first quarter of fiscal 1996. Also, in the fourth quarter of fiscal 1997, the Company's European credit facilities were assumed by the buyer of TMC.

     Other Income (Expense), net. Other income (expense), net in fiscal 1997 was primarily comprised of net foreign currency exchange transaction losses. In fiscal 1996, other income (expense), net was primarily comprised of a foreign currency exchange transaction loss which was partially offset by a gain on the sale of certain equipment.

     Income Taxes. Income taxes expense decreased to $1.5 million in fiscal 1997 from $5.2 million in fiscal 1996. While the Company incurred a loss before income taxes in 1997, the Company did not record a benefit for income taxes because the Company anticipates it will not be able to fully utilize the losses associated with the restructuring. See Note 11 of Notes to Consolidated Financial Statements.

     At March 31, 1997, the Company had net operating loss carryforwards in the United States and Taiwan of approximately $11.1 million. The Company also had capital loss carryforwards of approximately $24.8 million in the United States. The Company's ability to use its United States net operating loss carryforwards against taxable income is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the change in ownership of the Company in 1989. The Company's ability to use its capital loss carryforwards is subject to its ability to generate future capital gains to offset these losses. Accordingly, the Company has not benefited all of its net operating and capital loss carryforwards. See Note 11 of Notes to Consolidated Financial Statements.

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

                                                                       FISCAL YEAR ENDED
                                                                           MARCH 31,
                                                                      -------------------
                                                                       1995        1996
                                                                      -------     -------
                                                                         (IN MILLIONS)
     Semiconductor products.........................................   $25.2       $46.9
     Electromagnetic and other products.............................    70.8        81.0

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

     Selling, General and Administrative Expense (SG&A). SG&A expense increased in fiscal 1996 to $23.9 million from $17.1 million in fiscal 1995 and increased as a percentage of net sales to 18.6% in fiscal 1996 as compared with 17.9% in fiscal 1995. The dollar and percentage increases were primarily the result of the continued expansion of the worldwide sales and marketing organization, increased commissions associated with increased sales, additions to the management team, and enhancement of the communication and information system infrastructures.

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

     Interest Expense. Interest expense decreased in fiscal 1996 to $1.3 million from $2.8 million in fiscal 1995, primarily as a result of the Company's repayment of the $7.5 million of notes payable and the repayment of the Company's domestic revolving line of credit in June 1995. The Company's remaining interest expense was primarily attributable to European credit facilities and subordinated notes.

     Other Income (Expense), net. Other income (expense), net in fiscal 1996 was primarily composed of a foreign currency exchange transaction loss which was partially offset by a gain on the sale of certain equipment. In fiscal 1995, other income (expense), net was primarily comprised of a foreign currency exchange transaction gain due to the strengthening of the U.S. dollar relative to the Mexican peso.

     Income Taxes. The Company's effective income tax rate increased to 40.0% in fiscal 1996 from 30.3% in fiscal 1995 primarily due to earnings being taxed at the appropriate federal, state and foreign statutory rates. At March 31, 1996, the Company had net operating loss carryforwards in the United States, Europe and Taiwan of approximately $11.7 million. The Company's ability to use its United States net operating loss carryforwards against taxable income is subject to limitations under Section 382 of the Code, due to the change in ownership of the Company in 1989. Accordingly, the Company has not benefited all of its net operating loss carryforwards. See Note 11 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1997, the Company funded its operations from cash flows generated from operations and from the use of cash, cash equivalents and investments. In fiscal 1996, the Company funded its operations from cash flows generated from operations and the proceeds of the public offerings of common stock.

     During the year ended March 31, 1997, the Company's cash, cash equivalents and investments decreased by $11.7 million. Operations provided $4.0 million of cash during this period, primarily through improved working capital management. The Company made capital expenditures of $15.0 million during the year ended March 31, 1997. Financing activities used $0.7 million of cash during the period to pay down outstanding borrowings under foreign lines of credit and payments of principal on long-term debt, (See Note 7 of Notes to Consolidated Financial Statements), which was partially offset by proceeds from the exercise of stock options and warrants.

     At March 31, 1997, the Company had $1.1 million of outstanding debt which consisted of subordinated notes outstanding which are due in January, 1999 and were issued in connection with the acquisition of a product line. These notes bear an implicit annual interest rate of 12% and require total annual payments of approximately $0.5 million. In fiscal years 1997 and 1996, the Company had a $20 million unsecured, committed revolving multicurrency credit facility (the "Credit Facility"). Interest on loans is based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.75% to 1.5%, based on Company performance; or the higher of the latest Federal Funds rate plus 0.50% or the bank's reference rate. Although the Company has had no borrowings under this Credit Facility to date, the interest rate on borrowings would have been 7.31% or 8.50%, respectively at March 31, 1997.

     In fiscal 1996, the Company entered into a facility operating lease agreement for the Beverly facility, which now includes the corporate headquarters and the semiconductor wafer fabrication facility. Also in fiscal year 1996, the Company entered into an equipment operating lease line of credit with its banks, which would provide up to $17 million of financing. Availability of $5 million of this line of credit expired on May 31, 1996. In fiscal 1996 and 1997, there were $1.9 million of operating lease financing utilized under this facility. At March 31, 1997, the remainder of the line was retired by the Company.

     In fiscal 1997, the Company obtained $6.7 million of operating lease financing for equipment for the new wafer fabrication facility.

     The Company has discovered evidence of contamination at its vacant Chicago, Illinois facility. See "Business -- Environmental" and Note 8 of Notes to Consolidated Financial Statements. The Company expects to fund the remaining estimated remediation costs through a negotiated agreement with General Instrument and from existing cash, cash equivalents and investments and from funds generated from operations.

     The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges as needed. There can be no assurance that this policy will eliminate all currency exposure. During the year ended March 31, 1997 and 1996, the Company entered into several forward contracts to cover its exposure under trade transactions.

     During the next year the Company intends to spend the remaining $2.0 million, of the planned amount of $16.5 million, to complete the semiconductor wafer fabrication facility. See "Business -- Properties." The Company believes that cash generated from operations, cash, cash equivalents and investments and amounts available under its credit agreements will be sufficient to satisfy its working capital needs and planned capital expenditures for the foreseeable future. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or if so required that adequate capital will be available on terms acceptable to the Company.

EFFECT OF INFLATION

     The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

NEW ACCOUNTING STANDARD

     In March 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued, which supersedes Accounting Principles Board Opinion No. 15 and establishes new standards for calculating and presenting earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted earnings per share and replaces them with basic and diluted earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock equivalents that could share in the earnings of the entity, similar to fully diluted earnings per share. The Company has not yet determined the impact of adopting this statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 16, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 16, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 16, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 16, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedule

     The combined financial statements and financial statement schedule of the Company and its subsidiaries are set forth at the end of this Form 10-K.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

       EXHIBIT NO.                                      TITLE
       ------------   -------------------------------------------------------------------------
         2.1          Certificate of Ownership and Merger merging Clare Overseas Europe I, Inc.
                      into C.P. Clare Corporation (5)
         2.2          Certificate of Ownership and Merger merging Clare Overseas Europe II,
                      Inc. into C.P. Clare Corporation (5)
         2.3          Certificate of Ownership and Merger merging Clare Overseas Europe III,
                      Inc. into C.P. Clare Corporation (5)
         2.4          Certificate of Ownership and Merger merging Clare Overseas America, Inc.
                      into C.P. Clare Corporation (5)
         3.1          Amended and Restated Articles of Organization of the Registrant (2)
         3.2          Certificate of Vote of Directors Establishing a Series of A Class of
                      Stock (5)
         3.3          Amended and Restated By-laws of the Registrant (1)
         4.1          Specimen Certificate for shares of Common Stock, $.01 par value, of the
                      Registrant (1)
         4.2          Shareholder Rights Agreement, dated April 29, 1996, between C.P. Clare
                      Corporation and State Street Bank and Trust Company, as Rights Agent (3)
        10.1          Termination Agreement dated April 1, 1995 (1)
        10.2          Multicurrency Credit Agreement by and among the Registrant, C.P. Clare
                      International N.V., Bank of America National Trust and Savings
                      Association, as Agent and the Other Financial Institutions Party thereto dated September 11,
                      1995 (2)
        10.3          Revolving Note in the amount of $10,000,000 made by the Registrant and
                      C.P. Clare International N.V. in favor of the Bank of America Illinois dated September 11, 1995 pursuant to that certain Multicurrency Credit
                      Agreement of even date (2)
        10.4          Revolving Note in the amount of $10,000,000 made by the Registrant and
                      C.P. Clare International N.V. in favor of The First National Bank of
                      Boston dated September 11, 1995 pursuant to that certain Multicurrency
                      Credit Agreement of even date (2)
        10.6          Negative Pledge Agreement by certain subsidiaries to Bank of America
                      National Trust and Savings Association dated September 11, 1995 pursuant to that certain Multicurrency Credit Agreement of even date (2)
        10.12         Lease Agreement by and between Fleet Credit Corporation and Registrant dated July 18, 1995, as amended October 10, 1995 (2)
        10.13         Distributor Agreement between the Registrant and Bell Industries, Inc.
                      dated July 17, 1978 (1)
        10.14         Authorized Distributor Agreement between the Registrant and Future
                      Electronics, Inc. dated October 6, 1989 (1)
        10.15         Authorized Distributor Agreement between the Registrant and Marshall
                      Industries dated September 15, 1989 (1)

       EXHIBIT NO.                                      TITLE
       ------------   -------------------------------------------------------------------------
        10.16         Authorized Distributor Agreement between the Registrant and Newark
                      Electronics dated July 14, 1989 (1)
        10.17         Authorized Distributor Agreement between the Registrant and Pioneer
                      Technologies Group dated November 16, 1989 (1)
        10.18         Authorized Distributor Agreement between the Registrant and Powell
                      Electronics, Inc. dated June 28, 1989 (1)
        10.19         Agreement between the Registrant and American Telephone & Telegraph
                      Company dated November 1, 1994 (1)
        10.20         Amendment and Reaffirmation of Subordination Agreement by and among AT&T
                      Microelectronics, the Registrant and C.P. Clare International N.V. dated
                      September 5, 1995 (2)
        10.32         Technology and Equipment Transfer and Supply Agreement between the
                      Registrant, Clare Europe, N.V. and American Telephone and Telegraph
                      Company dated January 23, 1989 as supplemented by Supplemental Agreement effective June 1, 1990, Second Supplemental Agreement effective January
                      23, 1991, Technical Assistance Agreement effective January 23, 1989,
                      Supply Contract between the Registrant and AT&T Technologies, Inc.
                      effective June 1, 1989, as amended by revised Attachment A dated March 1,
                      1993, and Subordination Agreement between the Registrant, American
                      Telephone and Telegraph Company, Continental Bank N.A., Massachusetts
                      Mutual Life Insurance Company, MassMutual Corporate Investors and
                      MassMutual Participation Investors effective May 26, 1989 (1)
        10.32.1       Letter of Assignment and Promissory Note dated as of January 17, 1997 with respect to that certain Technology and Equipment Transfer and Supply
                      Agreement between the Registrant, Clare Europe, N.V. and American
                      Telephone and Telegraph Company dated January 23, 1989 (6)
        10.34         Asset Purchase Agreement between C.P. Clare International N.V. and
                      Hamlin, Incorporated dated November 14, 1994 (1)
        10.35         Commercial Lease between the Registrant and Rosner and Associates for 45
                      Progress Parkway, St. Louis, Missouri dated September 23, 1991, as amended November 25, 1992 (1)
        10.36         Standard Industrial Lease between General Instrument Corporation and
                      Davis Properties for 48 Progress Parkway, St. Louis, Missouri dated
                      December 15, 1987 (1)
        10.37         Lease between the Registrant and the Trustees of Elandzee Trust for 430
                      Bedford Street, Lexington, MA dated December 1, 1994 (1)
        10.37.1       First Amendment to Lease between the Registrant and the Trustees of
                      Elandzee Trust for 430 Bedford Street, Lexington, MA dated July 18, 1995
                      (2)
        10.38         Subordination, Nondisturbance and Attornment Agreement between the
                      Registrant, Mortimer B. Zuckerman and Edward H. Linde, Trustees of the
                      Elandzee Trust and The Sakura Bank, Limited, New York Branch dated
                      December 1, 1994 (1)
        10.39         Lease Agreement between Theta-J Corporation and Richard J. Kelly, Trustee of Commercial Realty Trust of Burlington, for 107 Audubon Road,
                      Wakefield, MA dated September 26, 1987, modification dated May 6, 1991 and second modification dated March 10, 1993 (1)
        10.40         Form of Third Modification to Lease and Expansion Agreement to that certain Lease Agreement dated September 26, 1988 and modified thereafter, by and between Teachers Insurance and Annuity Association of America (as
                      successor to Richard J. Kelly, Trustee of Commercial Realty Trust of
                      Burlington) and Registrant dated October 1, 1995 (2)
        10.41         Form of Sublease Agreement by and between Implant Sciences Corporation and Registrant for approximately 432 square feet of space on the 1st floor of the building at #5 Corporate Place, 107 Audubon Road, Wakefield,
                      Massachusetts dated April 10, 1995 (2)

       EXHIBIT NO.                                      TITLE
       ------------   -------------------------------------------------------------------------
        10.42         Office Lease between the Registrant and Great Lakes REIT, Inc. for 601
                      Campus Drive, Suite B, Arlington Heights, Illinois dated December 27,
                      1993 (1)
        10.42.1       First Amendment to Lease Agreement between the Registrant and Great Lakes
                      REIT, Inc. for 601 Campus Drive, Suite B, Arlington Heights, Illinois
                      dated August 3, 1995 (2)
        10.43         Lease Agreement between C.P. Clare Mexicana S.A. de C.V. and Jose Maria
                      Gonzalez Martin for 1610 Tlaquepaque Boulevard, Guadalajara, Mexico dated
                      August 25, 1990 (in Spanish with English summary) (1)
        10.44         Lease Agreement between the C.P. Clare (Taiwan) Incorporated and
                      Ming-Shin Lin and Ming-Ging Lin for 91 Tung Hain Street, Chitu, Taiwan
                      dated March 31, 1995, (in Taiwanese with English summary) (1)
        10.47         Cleanup Agreement between the Registrant and General Instrument
                      Corporation dated May 1, 1995 (1)
        10.49         Employment Agreement between the Registrant and Arthur R. Buckland dated
                      September 15, 1993, as amended by Amendment dated March 20, 1995 (1)
        10.50         Employment Agreement between the Registrant and Jacqueline D. Arthur dated September 5, 1994 (1)
        10.54         Amended and Restated Employment Agreement between the Company and Michael
                      J. Ferrantino dated as of January 31, 1997 (7)
        10.56         Amended and Restated Employment Agreement between the Company and Harsh
                      Koppula dated as of January 31, 1997 (7)
        10.58         Termination Agreement between the Registrant and Andrew S. Kariotis dated
                      April 26, 1995 (1)
        10.59         1995 Stock Option and Incentive Plan, as amended and restated as of
                      September 29, 1996 (2)
        10.60         1995 Employee Stock Purchase Plan, as amended and restated as of October
                      23, 1995 (2)
        10.61         C.P. Clare Corporation Key Employee Incentive Plan effective April 1,
                      1995, as amended and restated as of October 2, 1995 (2)
        10.62         Amended and Restated Registration Agreement dated April 21, 1995 (1)
        10.63         The C.P. Clare Corporation Savings Plan (1)
        10.64         Lease Agreement between C.P. Clare Mexicana S.A. de C.V. and Sra. Ma.
                      Teresa Aranguren dated November, 1995 (5)
        10.65         Form of Letter Agreement by and between the Registrant and James Shiring dated October 25, 1995 (2)
        10.66         Lease Agreement dated as of October 31, 1995, by and between Thomas J.
                      Flatley, d/b/a The Flatley Company and C.P. Clare Corporation (4)
        10.67         Employment Agreement between the Company and Richard Morgan dated as of
                      April 8, 1996 (7)
        10.68         Employment Agreement between the Company and William Reed dated as of
                      August 26, 1996 (7)
        10.69         Stock Purchase Agreement dated as of December 19, 1996, among the
                      Company, Gunther GmbH, Tongeren Manufacturing Company, and W. Gunther,
                      GmbH**(7)
        10.70         Supply Agreement dated as of January 17, 1997 among the Company, Gunther
                      GmbH, W. Gunther GmbH , and Robert Romano**(7)
        11.1          Computation of Net (Loss) Income Per Share*
        21            Subsidiaries of the Registrant*

       EXHIBIT NO.                                      TITLE
       ------------   -------------------------------------------------------------------------
        23.2          Consent of Arthur Andersen LLP relating to the Company's Registration
                      Statements on Form S-8 relating to shares of common stock to be issued pursuant to the 1995 Stock Option and Incentive Plan and the 1995
                      Employee Stock Purchase Plan*
        27            Financial Data Schedule(Edgar)*

---------------
 *  Filed herewith

**  Confidential treatment requested for portions of these documents

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-91972) and incorporated herein by reference thereto.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98646) and incorporated herein by reference thereto.

(3) Incorporated by reference to Current Report on Form 8-K (File No. 333-15097) filed with the Commission on April 30, 1996.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 and incorporated herein by reference thereto.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference thereto.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996 and incorporated herein by reference thereto.

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 and incorporated herein by reference thereto.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                                                                    FORM 10-K
                                                                                    PAGE NO.
                                                                                    ---------
Report of Independent Public Accountants..........................................         23
Consolidated Balance Sheets -- March 31, 1996 and 1997............................         24
Consolidated Statements of Operations for the years ended March 31, 1995, 1996 and
  1997............................................................................         25
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  March 31, 1995, 1996 and 1997...................................................         26
Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1996 and
  1997............................................................................         27
Notes to Consolidated Financial Statements........................................         28
Report of Independent Public Accountants on Schedule II...........................         47
Schedule II -- Valuation and Qualifying Accounts..................................         48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.P. Clare Corporation:

     We have audited the accompanying consolidated balance sheets of C.P. Clare Corporation (a Massachusetts corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.P. Clare Corporation and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 25, 1997

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1996           1997
                                                                       --------       --------
                                            ASSETS
Current assets:
  Cash, cash equivalents and investments.............................  $ 49,082       $ 37,430
  Accounts receivable, less allowance for doubtful accounts of $535
     and $675, respectively..........................................    19,471         17,412
  Inventories........................................................    16,972         20,116
  Other current assets...............................................     1,491            697
  Deferred income taxes..............................................     1,447          3,135
                                                                       --------       --------
       Total current assets..........................................    88,463         78,790
Property, plant and equipment, net...................................    24,232         28,976
Other assets:
  Intangibles, net of accumulated amortization of $1,731 and $495,
     respectively ...................................................     2,042            150
  Deferred income taxes..............................................        35            945
  Other..............................................................       436          2,309
                                                                       --------       --------
                                                                       $115,208       $111,170
                                                                       ========       ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..............................................  $  1,340       $     --
  Current portion of long-term debt..................................       851            511
  Accounts payable...................................................     7,929         12,620
  Income taxes payable...............................................       930            758
  Accrued expenses...................................................    11,376         13,676
                                                                       --------       --------
       Total current liabilities.....................................    22,426         27,565
Long-term debt, net of current portion...............................     4,034            550
Pension liability, net of current portion............................     2,136          1,789
                                                                       --------       --------
          Total liabilities..........................................    28,596         29,904
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $ .01 par value, Authorized: 2,500,000 shares
     Issued and outstanding: None....................................        --             --
  Common stock, $ .01 par value, Authorized: 40,000,000 shares Issued and outstanding: 8,707,399 shares and 9,176,657 shares,
     respectively....................................................        87             92
  Additional paid-in capital.........................................    91,540         94,115
  Deferred compensation..............................................      (607)          (409)
  Accumulated deficit................................................    (4,791)       (11,702)
  Cumulative translation adjustment..................................       383           (830)
                                                                       --------       --------
          Total stockholders' equity.................................    86,612         81,266
                                                                       --------       --------
                                                                       $115,208       $111,170
                                                                       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED MARCH 31,
                                                            -------------------------------------
                                                              1995          1996          1997
                                                            ---------     ---------     ---------
Net sales.................................................  $  95,992     $ 127,928     $ 128,161
Cost of sales.............................................     69,546        86,464        85,603
                                                            ---------     ---------     ---------
  Gross profit............................................     26,446        41,464        42,558
Operating expenses:
  Selling, general and administrative.....................     17,143        23,857        28,330
  Research and development................................      3,532         4,447         6,543
  Restructuring costs.....................................        727            --        14,250
                                                            ---------     ---------     ---------
Operating income (loss)...................................      5,044        13,160        (6,565)
Interest income...........................................         --         1,052         1,578
Interest expense..........................................     (2,841)       (1,300)         (452)
Other income (expense), net...............................        476           (20)           (8)
                                                            ---------     ---------     ---------
Income (loss) before provision for income taxes and
  extraordinary gain......................................      2,679        12,892        (5,447)
Provision for income taxes................................      1,342         5,158         1,464
                                                            ---------     ---------     ---------
Income (loss) before extraordinary gain...................      1,337         7,734        (6,911)
Extraordinary gain on early retirement of debt............      1,742            --            --
                                                            ---------     ---------     ---------
  Net income (loss).......................................  $   3,079     $   7,734     $  (6,911)
                                                            =========     =========     =========
Earnings (loss) per common and common share equivalent
  (Note 2):
  Income (loss) before extraordinary gain.................  $    0.23     $    0.95     $   (0.77)
  Extraordinary gain......................................       0.27            --            --
                                                            ---------     ---------     ---------
  Net income (loss).......................................  $    0.50     $    0.95     $   (0.77)
                                                            =========     =========     =========
Weighted average number of common shares and common share
  equivalents outstanding.................................  6,473,075     8,175,667     8,991,520
                                                            =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED MARCH 31, 1995, 1996, 1997
                             (DOLLARS IN THOUSANDS)

                                    COMMON STOCK
                          ---------------------------------
                           NUMBER                ADDITIONAL                                       CUMULATIVE       TOTAL
                             OF       $.01 PAR    PAID-IN                DEFERRED    ACCUMULATED  TRANSLATION  STOCKHOLDERS'
                           SHARES      VALUE      CAPITAL    WARRANTS  COMPENSATION    DEFICIT    ADJUSTMENT  EQUITY (DEFICIT)
                          ---------   --------   ----------  --------  ------------  -----------  ----------  ----------------
Balance, March 31,
  1994................... 2,947,783     $ 29      $ 14,056    $  539          --      $ (15,604)   $    293       $   (687)
Exercise of stock
  options................     1,644       --            --        --          --             --          --             --
Issuance of stock
  options................        --       --           396        --        (396)            --          --             --
Surrender of warrants....        --       --           161      (161)         --             --          --             --
Net income...............        --       --            --        --          --          3,079          --          3,079
Translation adjustment...        --       --            --        --          --             --         441            441
Amortization of deferred
  compensation...........        --       --            --        --         119             --          --            119
                          ---------      ---       -------     -----       -----       --------     -------        -------
Balance, March 31,
  1995................... 2,949,427     $ 29      $ 14,613    $  378      $ (277)     $ (12,525)   $    734       $  2,952
Exercise of stock
  options................   985,155       10           605        --          --             --          --            615
Issuance of stock
  options................        --       --           651        --        (651)            --          --             --
Issuance of common stock
  under the Employee
  Stock Purchase Plan....     9,085                    127                                                             127
Issuance of common stock,
  net of issuance costs
  of $2,146.............. 4,292,070       43        76,208        --          --             --          --         76,251
Exercise of warrants.....   471,662        5           750        --          --             --          --            755
Repurchase of warrants...        --       --        (3,547)     (378)         --             --          --         (3,925)
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options................        --       --         2,133        --          --             --          --          2,133
Net income...............        --       --            --        --          --          7,734          --          7,734
Translation adjustment...        --       --            --        --          --             --        (351)          (351)
Amortization of deferred
  compensation...........        --       --            --        --         321             --          --            321
                          ---------      ---       -------     -----       -----       --------     -------        -------
Balance, March 31,
  1996................... 8,707,399     $ 87      $ 91,540    $   --      $ (607)     $  (4,791)   $    383       $ 86,612
Exercise of stock
  options................   369,829        4         1,336        --          --             --          --          1,340
Issuance of common stock
  under the Employee
  Stock Purchase Plan....    32,276       --           468        --          --             --          --            468
Exercise of warrants.....    67,153        1            44        --          --             --          --             45
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options................        --       --           727        --          --             --          --            727
Net loss.................        --       --            --        --          --         (6,911)         --         (6,911)
Translation adjustment...        --       --            --        --          --             --      (1,213)        (1,213)
Amortization of deferred
  compensation...........        --       --            --        --         198             --          --            198
                          ---------      ---       -------     -----       -----       --------     -------        -------
Balance, March 31,
  1997................... 9,176,657     $ 92      $ 94,115    $   --      $ (409)     $ (11,702)   $   (830)      $ 81,266
                          =========      ===       =======     =====       =====       ========     =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED MARCH 31,
                                                               --------------------------------
                                                                 1995        1996        1997
                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................  $  3,079    $  7,734    $ (6,911)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Loss on sale of Tongeren Manufacturing Company (Note
       13)...................................................        --          --       5,069
     Depreciation and amortization...........................     4,250       4,349       4,805
     Extraordinary gain from early retirement of debt........    (1,742)         --          --
     (Gain) loss on sale of property, plant and equipment....       113         (55)         --
     Provision for deferred income taxes.....................      (167)     (1,376)     (1,587)
     Compensation expense associated with stock options......       119         321         198
     Provision for environmental remediation costs...........       900          --       2,050
     Changes in assets and liabilities, net of effect from
       disposition:
          Accounts receivable................................    (2,187)     (4,358)      2,059
          Inventories........................................    (2,199)     (5,403)     (4,872)
          Other current assets...............................      (472)        288         750
          Accounts payable...................................     2,330      (1,031)      5,617
          Accrued expenses and income taxes payable..........     1,238        (784)     (3,150)
                                                               --------    --------    --------
               Net cash provided by (used in) operating
                 activities..................................     5,262        (315)      4,028
                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment....................    (6,477)     (9,135)    (15,047)
Proceeds from sale of property, plant and equipment..........        49          55          --
                                                               --------    --------    --------
               Net cash used in investing activities.........    (6,428)     (9,080)    (15,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments of) borrowings from lines of credit............     3,742      (7,065)     (1,199)
Net proceeds from issuance of common stock...................        --      76,378         468
Proceeds from exercise of options and warrants...............        --       1,370       1,385
Repurchase of warrants.......................................        --      (3,925)         --
Payments of principal on long-term debt......................      (381)    (11,627)     (2,040)
Tax benefit of disqualifying disposition of incentive stock
  options....................................................        --       2,133         727
Repayment of obligations to investors........................    (2,196)         --          --
                                                               --------    --------    --------
               Net cash provided by (used in) financing
                 activities..................................     1,165      57,264        (659)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS........       312          32          26
                                                               --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........       311      47,901     (11,652)
Cash, cash equivalents and investments, beginning of year....       870       1,181      49,082
                                                               --------    --------    --------
Cash, cash equivalents and investments, end of year..........  $  1,181    $ 49,082    $ 37,430
                                                               ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  SUMMARY OF OPERATIONS

     C.P. Clare Corporation (the "Company") is a leading provider of high voltage analog semiconductor components, electromagnetic relays and switches, surge protection products, and specialized electronic components for the world's foremost manufacturers of electronic communications equipment.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of the following significant accounting policies:

(a) Fiscal Periods

     The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31st each year. Fiscal years 1997, 1996 and 1995 were each 52 weeks. For convenience, the Company's fiscal year end has been presented as March 31.

(b) Public Offerings

     Effective June 20, 1995, the Company completed its initial public offering ("the IPO") of 2,400,000 shares of common stock for $16.00 per share. The sale of common stock resulted in net proceeds to the Company of $34,166, after deducting all expenses related to the IPO.

     Effective November 9, 1995, the Company completed a public offering ("the PO") of 1,892,070 shares of common stock for $23.75 per share. The sale of common stock resulted in net proceeds to the Company of $42,085, after deducting all expenses related to the PO.

(c) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d) Cash, Cash Equivalents and Investments

     The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities less than one year. The Company carries its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments at March 31, 1996 and 1997 consists principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company has deemed these investments to be available-for-sale at both March 31, 1996 and 1997 and they are carried at cost which approximates market value.

(e) Revenue Recognition

     Revenues from product sales are recognized when the products are shipped. Certain shipments to distributors are subject to limited right-of-return provisions. The Company provides for estimated returns when material.

(f) Earnings (Loss) Per Common and Common Share Equivalent

     Earnings (loss) per common and common share equivalent was computed using the weighted average number of common shares and, if dilutive, common share equivalents outstanding during each period. Dilutive common share equivalents consist of stock options and warrants using the modified treasury stock method in 1995. As required by the modified treasury stock method, net income increased by $166 for the year ended March 31, 1995, as a result of the assumed reduction in interest expense net of income taxes. Loss per common and common share equivalent was computed using the weighted average number of common shares outstanding during 1997. Pursuant to Securities and Exchange Commission ("SEC") regulations, stock issued after June 9, 1994, and common stock issuable pursuant to stock options or warrants granted after June 9, 1994, have been reflected as outstanding the year ended March 31, 1995, using the treasury stock method. Other shares of stock issuable pursuant to stock options and warrants have been included when their effect is dilutive. Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per share.

(g) Foreign Currency Translation and Transactions

     The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, "Foreign Currency Translation." Revenues and expenses are translated using exchange rates in effect during each period. Because Mexico and Taiwan are considered extensions of domestic operations, the translation gain
(loss) of $230, ($104) and ($49) recognized in fiscal years 1995, 1996 and 1997, respectively, have been included in the accompanying consolidated statements of operations and, accordingly, are classified as other income (expense), net. See
Note 12. The cumulative translation adjustment component of stockholders' equity relates primarily to the Company's European operations.

(h) Research and Development Expense

     Expenditures for research and development of products and manufacturing processes are expensed as incurred.

(i) Recapitalization

     On June 16, 1995, the Company amended its articles of organization to authorize 2,500,000 shares of preferred stock and a one-for-five reverse stock split of the Company's common stock. All share and per share amounts of common stock for all periods presented have been retroactively adjusted to reflect the reverse stock split.

(j) Derivative Financial Instruments and Fair Value of Financial Instruments

     SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of any significant derivative or other financial instruments. The Company hedges its net intercompany trade balance (Belgian francs). The hedged intercompany balance relates to trade sales to third party customers in the ordinary course of business. At March 31, 1997, the Company had five outstanding forward contracts amounting to 170,000 Belgian francs ("BF") or $4,923 with a gross deferred loss of $28 from the rollover of such contracts to the planned settlement date. At March 31, 1996, the Company had two outstanding forward contracts amounting to 45,000 BF or $1,483 with a gross deferred loss of $2 from the rollover of such contracts to the planned settlement date. The forward contracts hedge currency transaction exposure resulting from intercompany trade transactions and the March 31, 1997 hedges are planned to be settled by the end of the first quarter of fiscal 1998.

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to

SFAS No. 107 approximated their carrying values at March 31, 1996 and 1997. Fair values have been determined through information obtained from market sources and management estimates.

(k) Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company's accounts receivable credit risk is not concentrated within any geographic area, and does not represent a significant credit risk to the Company. During fiscal 1995, 1996 and 1997 one customer accounted for 10%, 16% and 17%, respectively, of the Company's net sales.

(l) Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal 1997. SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information. See Note 9 for additional disclosures.

(m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Reclassification

     Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

(o) New Accounting Standard

     In March 1997, SFAS No. 128 "Earnings Per Share" was issued, which supercedes APB Opinion No. 15 and establishes new standards for calculating and presenting earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted per share and replaces them with basic and diluted earnings per share. Basic earnings per share includes no dilutive securities and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock equivalents that could share in the earnings of the entity, similar to fully diluted earnings per share. The Company has not yet determined the impact of adopting this statement.

NOTE 3.  INVENTORIES

     Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 1996 and 1997:

                                                                      MARCH 31,
                                                                 -------------------
                                                                  1996        1997
                                                                 -------     -------
          Raw material.........................................  $ 7,675     $ 8,905
          Work in process......................................    3,794       6,117
          Finished goods.......................................    5,503       5,094
                                                                 -------     -------
                                                                 $16,972     $20,116
                                                                 =======     =======

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and consist of the following at March 31, 1996 and 1997:

                                                        MARCH 31,
                                                   -------------------
                     DESCRIPTION                    1996        1997       ESTIMATED USEFUL LIFE
     --------------------------------------------  -------     -------     ---------------------
     Land........................................  $   365     $    --
     Buildings and improvements..................    4,831          --        7 to 31.5 years
     Machinery and equipment.....................   41,091      43,974           3 to 7 years
     Equipment under capital leases..............      106         103          Life of lease
     Furniture and fixtures......................    4,089       2,212          5 to 10 years
     Leasehold improvements......................    2,219       3,165          Life of lease
     Property held for sale (Note 8).............    3,150       1,500
                                                   -------     -------
                                                    55,851      50,954
     Less: Accumulated depreciation and
       amortization..............................   31,619      21,978
                                                   -------     -------
                                                   $24,232     $28,976
                                                   =======     =======

     The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of property, plant and equipment over their estimated useful lives as noted above.

     Certain amounts of plant, property and equipment were purchased by Gunther Belgium N.V. as part of the sale of the Tongeren Manufacturing Company ("TMC") in January, 1997. See Note 13.

NOTE 5.  OTHER ASSETS

     Other assets consist of the following at March 31, 1996 and 1997:

                                                                         MARCH 31,
                                                                       -------------
                                                                       1996    1997
                                                                       ----   ------
          Long-term equipment deposit................................  $ --   $  750
          Long-term receivable.......................................    --      946
          Other......................................................   436      613
                                                                       ----     ----
                                                                       $436   $2,309
                                                                       ====     ====

     The Company's long-term equipment deposit relates to reed relay equipment being purchased from Gunther Belgium N.V.

     The long-term receivable relates to the initial payment under an asset purchase agreement with another party. This transaction will be completed upon receipt of equipment which requires an additional payment of approximately $950. Management expects the transaction to be completed during the first quarter of fiscal 1998.

     The Company assesses the realizability of its intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of".

     Intangible assets consists primarily of goodwill acquired in connection with the acquisition of the Clare Division from General Instrument Corporation in 1989. Goodwill is amortized on a straight-line basis over 30 years. In fiscal 1997, approximately $1,500 of the unamortized balance of goodwill costs was charged to the Company's restructuring reserve as part of the disposition of TMC and the restructuring of operations, primarily in the Company's reed relay business. See Note 8.

NOTE 6.  ACCRUED EXPENSES

     Accrued expenses consist of the following at March 31, 1996 and 1997:

                                                                      MARCH 31,
                                                                 -------------------
                                                                  1996        1997
                                                                 -------     -------
          Payroll and benefits.................................  $ 5,973     $ 3,768
          Restructuring (Note 8)...............................       --       5,884
          Environmental remediation (Note 8)...................    2,373       1,017
          Other................................................    3,030       3,007
                                                                  ------      ------
                                                                 $11,376     $13,676
                                                                  ======      ======

NOTE 7.  BORROWINGS AND CREDIT FACILITIES

(a) Lines of Credit

     Europe

     In 1996, short-term borrowings represented amounts outstanding under the Company's European Credit Facility, which was terminated and assumed by Gunther Belgium N.V. as part of the sale of TMC in January, 1997.

     Multicurrency Credit Facility

     The Company has a $20,000 unsecured revolving multicurrency credit facility (the "Credit Facility"). Interest on loans is based on either LIBOR plus a spread ranging from 0.75% to 1.5%, based on Company performance (7.31% at March 31, 1997); or the higher of latest Federal Funds rate plus 0.50% or the bank's reference rate (8.50% at March 31, 1997). There have been no borrowings since the inception of the Credit Facility.

     The Credit Facility contains certain financial covenants that require the Company to maintain minimum tangible net worth, maintain an interest coverage ratio, limit the amount of capital expenditures, maintain a ratio of liabilities to tangible net worth, and limit the payment of cash dividends. The Credit Facility also contains certain non-financial covenants. The Credit Facility expires on July 31, 1998.

(b) Long-term Debt

     At March 31, 1996 and 1997, long-term debt consists of the following:

                                                                             MARCH 31,
                                                                           --------------
                                                                            1996    1997
                                                                           ------  ------
     8.5% Secured senior term debt (BF 80,000)............................ $2,637  $   --
     Non-interest bearing note payable due to Lucent Technologies in annual payments of $480 through 1998 and a final payment of $720 in
       1999 with interest imputed at 12%..................................  1,771     976
     8.5% Note payable....................................................    191      --
     Long-term portion of revolving lines of credit.......................    230      --
     Obligations under capital leases and other...........................     56      85
                                                                           ------  ------
                                                                            4,885   1,061
     Less current portion.................................................    851     511
                                                                           ------  ------
                                                                           $4,034  $  550
                                                                           ======  ======

     In the first quarter of fiscal year 1996, the Company used $7.7 million of the net proceeds from its IPO to repay subordinated notes, including accrued interest and approximately $3.9 million of the net proceeds of the IPO to repurchase warrants held by the subordinated note holder. See Note 9.

     The 8.5% Secured senior term debt was assumed by Gunther Belgium N.V. as part of the sale of TMC in January, 1997.

     Aggregate maturities of long-term debt are as follows as of March 31, 1997:

                                     MARCH 31,                             AMOUNT
          ---------------------------------------------------------------  -------
          1998...........................................................  $  511
          1999...........................................................     529
          2000...........................................................      13
          2001...........................................................       6
          2002...........................................................       2
               Total.....................................................  $1,061

(c) Obligations to Investors

     In connection with the shares of common stock of C.P. Clare International N.V. purchased by several banks, the Company and the banks entered into an agreement whereby, beginning in January 1991, the Company had the right to repurchase the shares and, beginning in January 1997, the banks had the right to require the Company to purchase the shares. In fiscal 1995, the Company refinanced the final part of this obligation, which resulted in a gain of $1,742 and was classified as an extraordinary gain in the consolidated statements of operations.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

(a) Commitments

     (i) Leases

     In fiscal 1996, the Company entered into a facility operating lease agreement for the Beverly facility, which now includes corporate headquarters, administrative, sales and marketing, the semiconductor wafer fabrication facility, research and development, engineering laboratories and semiconductor testing and packaging functions. Also in fiscal year 1996, the Company entered into an equipment operating lease line of credit with its banks, which would provide up to $17,000 of financing. Availability of $5,000 of this line of credit expired on May 31, 1996. In fiscal 1996 and 1997, there were $1,867 of operating lease financing utilized under this facility. At March 31, 1997, the remainder of the line was retired by the Company.

     In fiscal 1997, the Company obtained equipment for the new wafer fabrication facility costing $6,732 under an operating lease. The Company also leases certain office and production facilities and various office and other equipment under operating leases expiring at various dates through June 2011.

     Future minimum rent payments under these leases are as follows as of March 31, 1997:

                                    MARCH 31,                               AMOUNT
          --------------------------------------------------------------    -------
          1998..........................................................    $ 4,752
          1999..........................................................      3,917
          2000..........................................................      2,964
          2001..........................................................      2,488
          2002..........................................................      2,385
          Thereafter....................................................      8,318
                                                                            -------
               Total....................................................    $24,824
                                                                            =======

     Total rent expense for fiscal years 1995, 1996 and 1997 was $1,270, $2,194 and $3,401, respectively.

     (ii) Purchase Commitment

     In connection with the sale of TMC, the Company entered into a three year purchase agreement pursuant to which the Company is required to purchase $9.0 million of products from Gunther Belgium N.V. over a one year period. Purchase terms in subsequent years are subject to negotiation.

(b) Contingencies

     (i) Restructurings

     In fiscal 1995, the Company announced a restructuring plan to reduce production costs and eliminate certain management, indirect and direct positions. This restructuring met the criteria set forth in Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and the Company recorded a liability of $1,589 as of March 31, 1995, for the costs of this restructuring. The recorded liability related exclusively to severance and other payroll-related costs. In fiscal 1996, the Company paid all severance costs previously accrued.

     In fiscal 1997, the Company announced a restructuring of its operations, primarily in the Company's reed relay business, and recorded a restructuring charge of $14,750, which was subsequently reduced by $500 based on the sale of Tongeren Manufacturing Company (TMC). This restructuring also met the criteria set forth in EITF 94-3. Restructuring costs included costs associated with the sale of the TMC, workforce reductions and worldwide facilities realignments. The components of the restructuring costs are as follows:

                                                                            AMOUNT
                                                                            -------
          Loss on disposition of assets, including TMC....................  $ 7,600
          Severance benefits and associated legal costs...................    4,550
          Lease termination and relocation costs..........................    1,100
          Other...........................................................    1,000
                                                                            -------
               Total......................................................  $14,250
                                                                            =======

     The sale of TMC was consummated in January, 1997. The Company sold for nominal value all of the stock of TMC. Pro forma information reflecting the sale of TMC has not been presented as TMC was not material. The costs associated with the sale of TMC were primarily the write-down of the Company's investment in its foreign subsidiary and included other Company costs associated with transfer of the facility. As part of the sale, the Company entered into a long-term supply agreement with the newly formed Gunther Belgium N.V. Workforce reduction costs include severance costs related to involuntary terminations of approximately 75 persons on a worldwide basis, primarily in manufacturing, and the severance obligations relating to the workforce reductions effected by Gunther Belgium N.V.

     Through the end of fiscal 1997, the Company incurred approximately $8,366 of the restructuring costs. As of March 31, 1997, the Company has remaining accrued restructuring costs of $5,884, which will be utilized to complete the Company's restructuring activities. See Note 6.

     (ii) Environmental Matter

     The Company accrues for estimated costs associated with known environmental matters, when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediations may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     (a) United States

     In connection with the acquisition of the Clare Division of General Instrument Corporation in 1989, the Company purchased a manufacturing facility located in Chicago. From the acquisition date until January, 1994 the Company used this facility primarily as office space. During fiscal 1993, the Company discovered environmental contamination at this facility and voluntarily reported this discovery to the Illinois Environmental Protection Agency ("IEPA") and has since been involved in discussions with the IEPA and the U.S. Environmental Protection Agency regarding the need for remediation. The Company believes that any environmental contamination predates the Company's acquisition of the facility from General Instrument. The Company and General Instrument jointly retained an independent environmental consulting firm to assess the remediation requirements and develop a plan to voluntarily remediate this property in accordance with federal and state law such that the property could be used for residential purposes. Prior to commencing such voluntary remediation, the Company and General Instrument entered into a cost-sharing agreement. However, both parties have reserved their rights to litigate concerning the final cost-sharing arrangement.

     As of March 31, 1996, the Company had an environmental remediation liability of $2,373 and receivable from General Instrument of $1,266 related to the remediation of environmental contamination discovered at the Chicago facility. In September 1996, an independent environmental consulting firm retained by the Company completed their reassessment of the remediation requirements. Based on the consultant's report and plan of remediation, the Company accrued an additional $750 for related remediation expenses. The Company also accrued an additional $700 receivable related to General Instrument's portion of the remediation expenses.

     During the quarter ended December 29, 1996, the Company and General Instrument began the remediation at the site. The approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company has determined the most likely scenario will be to remediate the property to make it useable as industrial/commercial, rather than residential property, as originally planned. On March 31, 1995, the Company signed a purchase and sale agreement to sell this property to a developer for $3,150, subject to certain conditions, principally the Company's successful remediation of the property and the attainment of the required zoning ordinances to permit residential development of this property. Based on the anticipated industrial/commercial property remediation plan, the Company has terminated this purchase and sale agreement. The Company has accrued an additional $800 and decreased the carrying value of the property by $1,650, reflecting an anticipated lower net realizable value of $1,500.

     During the year ended March 31, 1997, the Company incurred approximately $2,567 of remediation costs and related expenses including the write-down of the facility to net realizable value. At March 31, 1997, the Company has an environmental remediation liability of $517. During the year ended March 31, 1997, General

Instrument incurred approximately $1,539 of remediation costs. As of March 31, 1997, the receivable from General Instrument is $427. Management of the Company, after consultation with its legal counsel, believes that the realization of this amount from General Instrument is probable.

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

     (b) Belgium

     During fiscal 1997, the Company retained an independent environmental consulting firm to assess the environmental condition of its facility located in Tongeren, Belgium. The scope of their work was to assess potential contamination in light of newly adopted Belgium legal requirements and develop a plan to remediate the property if necessary. Preliminary results show certain groundwater contamination that may have resulted from the Company's past operations or from neighboring manufacturing companies. However, Belgium environmental authorities have the ability to comment on the remediation plan.

     In January 1997, the Company completed the sale of the TMC. Upon the sale of TMC, the Company agreed to indemnify Gunther Belgium N.V. for up to $500 for established environmental remediation costs, subject to certain condition and limitations. The Company has accrued this environmental remediation indemnification as of March 31, 1997.

     (iii) Legal Proceedings

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

NOTE 9.  STOCKHOLDERS' EQUITY

(a) Shares Reserved

     As of March 31, 1997, the shares of common stock reserved for issuance were as follows:

                                                                    MARCH 31,
                                                                      1997
                                                                    ---------
                Exercise of stock options.........................  2,325,016
                Exercise of warrants..............................     80,844
                Employee Stock Purchase Plan......................    258,639
                                                                    ---------
                                                                    2,664,499
                                                                     ========

(b) Stock Options

     The Company maintains an equity incentive plan, the C.P. Clare Corporation Amended and Restated 1995 Stock Option and Incentive Plan (the "1995 Plan"). The 1995 Plan was adopted in March 1995 and supersedes, amends and restates the 1987, 1988 and 1994 employee equity incentive plans. The 1995 Plan provides for the issuance of options to purchase up to 3,680,000 shares of the Company's common stock. Additionally, the 1995 Plan permits the issuance of both incentive stock options and non-qualified stock options. All options, grants, pricing, expiration periods and vesting periods are determined by the Board of Directors and must be granted at a price not less than 100% of the fair market value at the date of grant in the case of incentive stock options or 85% of the fair market value in the case of a non-qualified stock option. The Company recognizes the difference, if any, between the fair market value of the Company's stock on the date of grant and the exercise price of the options as deferred compensation and recognize any compensation expense over the applicable vesting periods.

     During the years ended March 31, 1995 and 1996, the Company recorded $396 and $651, respectively, of deferred compensation related to the issuance of 304,000 and 605,600 options during those periods. The Company is amortizing the deferred compensation over the vesting period of the related options of one to five years. During fiscal year 1995, 1996 and 1997, the Company recognized $119, $321 and $198, respectively, of compensation expense in the consolidated statements of operations related to the grant of these options.

     The 1995 Plan also provided for an automatic grant of non-qualified stock options to purchase 10,000 shares of Common Stock to each independent director as of the effective date of the Company's initial public offering. Each new director elected after the effective date of the initial public offering will be granted a non-qualified stock option to purchase 10,000 shares of common stock. Thereafter, each independent director serving as a Director five days after the Company's annual stockholders meeting shall automatically be granted a non-qualified stock option to purchase 5,000 shares of common stock.

     The 1995 Plan also provides for stock appreciation awards, stock awards, performance share awards and dividend equivalent rights. The stock appreciation rights may be granted in tandem with or independent of stock options. The Company has not granted any stock awards or rights as of March 31, 1997.

     The following table summarizes incentive and non-qualified stock option activity under the 1995 Plan for the fiscal years ended March 31, 1995, 1996 and 1997:

                                              NUMBER OF      EXERCISE PRICE    WEIGHTED AVERAGE
                                               OPTIONS          PER SHARE      PRICE PER SHARE
                                              ---------     -----------------  ----------------
     Outstanding at March 31, 1994..........  1,132,082     $0.25  - $ 1.87         $ 0.66
     Granted................................    497,244     $0.50                     0.50
     Exercised..............................     (1,644)    $0.25  - $ 1.87           1.67
     Canceled...............................    (75,056)    $0.50  - $ 1.87           1.41
                                              ----------
     Outstanding at March 31, 1995..........  1,552,626     $0.25  - $ 1.87         $ 0.63
     Granted................................    970,400     $8.97  - $25.88          13.27
     Exercised..............................   (985,155)    $0.25  - $ 8.97           0.62
     Canceled...............................    (36,000)    $0.50  - $ 8.97           3.32
                                              ----------
     Outstanding at March 31, 1996..........  1,501,871     $0.50  - $25.88         $ 8.74
     Granted................................  1,065,100     $8.125 - $24.75           9.94
     Exercised..............................   (369,829)    $0.50  - $ 8.97           2.48
     Canceled...............................   (500,360)    $0.50  - $25.88          14.81
                                              ----------
     Outstanding at March 31, 1997..........  1,696,782     $0.50  - $24.63         $ 9.06
                                              ==========
     Exercisable at March 31, 1997..........    202,441     $0.50  - $24.63         $10.72
                                              ==========

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal 1997. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and has elected the disclosure-only alternative under SFAS No. 123.

     Options granted in 1996 and 1997 have been valued using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted-average assumptions used for the years ended March 31, 1996 and 1997 are as follows:

                                                                           MARCH 31,
                                                                    -----------------------
                                                                       1996         1997
                                                                    ----------   ----------
     Risk free interest rate......................................         6.4%         6.2%
     Expected dividend yield......................................          --           --
     Expected lives...............................................     6 years      6 years
     Expected volatility..........................................          80%          80%
     Weighted average grant-date fair value of options granted at
       fair market value during the period........................  $    14.05   $     4.75
     Weighted average grant-date fair value of options granted
       below fair market value during the period..................  $     6.88           --
     Weighted average exercise price of options granted at
       fair market value during the period........................  $    22.29   $     9.94
     Weighted average exercise price of options granted below
       fair market value during the period........................  $     9.19           --
     Weighted average remaining contractual life of options
       outstanding................................................  8.41 years   8.16 years
     Weighted average exercise price for 146,229 and 202,441
       options
       exercisable at March 31, 1996 and 1997.....................  $     1.58   $    10.72

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the 1995 Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per common and common share equivalent would have been as follows:

                                                                        1996       1997
                                                                       ------     -------
     Net income (loss):
          As Reported................................................  $7,734     $(6,911)
                                                                       ======     =======
          Pro Forma..................................................  $6,851     $(8,169)
                                                                       ======     =======
     Earnings (loss)
     Per common and common share equivalents:
          As Reported................................................  $ 0.95     $ (0.77)
                                                                       ======     =======
          Pro Forma..................................................  $ 0.83     $ (0.92)
                                                                       ======     =======

(c) Warrants

     In fiscal 1989 and fiscal 1991, the Company issued warrants to employees and others to purchase 626,617 shares of common stock at $1.87 per share. In the year ended March 31, 1996 and 1997, 471,662 and 67,153 warrants were exercised, respectively, resulting in 80,844 exercisable warrants outstanding at March 31, 1997, which expire on December 31, 1998. The warrants are subject to certain provisions as described in the stockholders' agreement that grants certain rights to the Company and certain other stockholders to repurchase warrants for $0.05 upon the occurrence of certain events. Certain of these warrants enable the warrantholder to exercise the warrant by surrendering shares of common stock also held by the warrantholder for over six months.

     Warrants to purchase 916,425 shares of common stock at $0.80 per share were issued to subordinated noteholders (see Note 7b) in connection with the original issuance of the debt in 1989 and through additional provisions of the agreement. In the first quarter of fiscal year 1996, the Company repurchased the warrants to purchase 916,425 shares of the Company's common stock at $0.80 per share for $3,925.

(d) Employee Stock Purchase Plan

     In March 1995, the Board of Directors established the C.P. Clare Corporation 1995 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, all employees (including officers) of the Company, as defined, are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock. The Purchase Plan provides for up to 300,000 shares for issuance under the Purchase Plan. As of March 31, 1996 and 1997, there were 9,085 and 32,276 shares, respectively, issued under this Purchase Plan, and rights to purchase 7,277 shares were outstanding as of March 31, 1997.

(e) Shareholder Rights Plan

     On April 29, 1996, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock of the Company to stockholders of record as of the close of business on May 15, 1996 (the "Record Date"). In addition, one Right will automatically attach to each share of common stock issued subsequent to the Record Date, until April 29, 2006. Each Right entitles the registered holder to purchase from the Company, upon the occurrence of certain events, a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a cash exercise price of $100 per Unit (the "Exercise Price"), subject to adjustment. The Company has reserved 150,000 shares of the Preferred Stock for issuance upon exercise of the Rights.

     The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Rights Agreement, the Rights become exercisable (i) if a person as defined in the rights plan becomes an "acquiring person" by acquiring 15% or more of the outstanding shares of common stock (ii) if a person who owns 10% or more of the common stock is determined to be an "adverse person" by the Board of Directors, or (iii) if a person commences a tender offer that would result in that person owning 15% or more of the common stock. Upon the occurrence of any one of these events, each holder of a Right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of the Company's Preferred Stock which are equivalent to such number of shares of common stock having a value of twice the then current exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

     Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Units, other securities of the Company, other consideration or for common stock of an acquiring company.

NOTE 10.  EMPLOYEE BENEFIT PLANS:

(a) 401(k) Benefit Plan and Retirement Savings Plan

     U.S. employees of the Company may participate in a supplemental retirement program (the "401(k) Plan") established under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 75% of individual contributions, up to 3% of base pay, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after two years of service, as defined. For the fiscal years ended March 31, 1995, 1996 and 1997 the Company contributed $97, $230 and $262, respectively, under the 401(k) Plan.

     The Company also maintains a retirement savings plan for all eligible U.S. employees. At the discretion of the Board of Directors, the Company contributes 5% of employees' gross regular wages to the plan. During the fiscal years ended March 31, 1995, 1996 and 1997, no contributions were made to the retirement savings plan. In fiscal 1996, the plan was discontinued for new participants.

(b) Postretirement Health Care Benefits

     The Company provides certain employees with postretirement health benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Subsequent to March 31, 1995, the Company curtailed the plan, as defined by SFAS No. 106. The Company recorded a liability of $463 as of March 31, 1996, which represented the unrecognized prior service costs associated with the remaining eligible plan participants. During fiscal 1997, the plan recorded $37 of additional expense and $40 in estimated retiree claims. At March 31, 1997, the Company's liability was $460.

(c) Foreign Retirement Insurance Benefits

     The Company also provides certain defined retirement annuity payments on behalf of its employees in Europe and Mexico. For the fiscal years ended March 31, 1995, 1996 and 1997, the Company contributed $134, $184, and $219, respectively, for the annuity premium payments.

(d) Defined Benefit Plan

     All employees of the Company located in Taiwan are entitled to retirement benefits under regulatory requirements. The actuarial present value of these benefits has been recorded in the accompanying consolidated financial statements in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

     The components of the net periodic pension cost for fiscal years 1995, 1996 and 1997 are as follows:

                                                                        1995   1996   1997
                                                                        ----   ----   ----
    Service cost -- benefit earned during the period..................  $ 96   $ 87   $ 84
    Interest cost on projected benefit obligation.....................   130    150    153
    Expected return on assets.........................................   (19)   (19)   (20)
                                                                        ----   ----   ----
    Net periodic pension cost.........................................  $207   $218   $217
                                                                        ====   ====   ====

     The funded status of the plan at March 31, 1995, 1996 and 1997 was as follows:

                                                                1995       1996       1997
                                                               ------     ------     ------
    Actuarial present value of accumulated plan benefits
      Vested.................................................  $   17     $   --     $   --
      Non-vested.............................................     635      1,123      1,212
                                                               ------     ------     ------
                                                                  652      1,123      1,212
    Additional amounts related to projected salary
      increases..............................................     602        978        968
                                                               ------     ------     ------
    Actuarial present value of projected benefit
      obligation.............................................   1,254      2,101      2,180
    Plan assets at fair value................................     269        246        290
                                                               ------     ------     ------
    Projected benefit obligation in excess of plan assets....  $  985     $1,855     $1,890
                                                               ======     ======     ======
    Assumptions:
      Rate of return on plan assets..........................    7%         7%         7%
      Discount rate for projected benefit obligations........    7%         7%         7%
      Rate of increase in future compensation levels
         Indirect labor......................................    6%         6%         6%
         Direct labor........................................    4%         4%         4%

(e) Bonus Plan

     In May 1995, the Board of Directors approved the 1995 Key Employee Incentive Plan (the "Bonus Plan") which was subsequently amended. Under the Bonus Plan, the Company has the discretion to determine certain employees of the Company who are eligible for a bonus if certain milestones established for the Company and each individual are achieved, as defined. Participants may elect to defer payment of their bonus to a later date and will be entitled to interest on deferred amounts. The Company also has the discretion to pay the bonus in cash, or partially or fully in stock, options or discount options under the 1995 Stock Plan. During the year ended March 31, 1996 and 1997, the Company paid approximately $640 and $310 related to the Bonus Plan.

NOTE 11.  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement requires that deferred income tax accounts reflect the tax consequences on future years of differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards ("NOLs"), to the extent that realization of such benefits is more likely than not.

     The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                      FISCAL YEAR ENDED MARCH 31,
                                                    -------------------------------
                                                     1995        1996        1997
                                                    -------     -------     -------
            Domestic..............................  $ 3,217     $11,949     $(5,991)
            Foreign...............................     (538)        943         544
                                                     ------      ------     -------
                                                    $ 2,679     $12,892     $(5,447)
                                                     ======      ======     =======

     The components of current and deferred provision for income taxes are as follows:

                                                                     YEAR ENDED MARCH 31,
                                                                -------------------------------
                                                                 1995        1996        1997
                                                                -------     -------     -------
Current:
  Federal.....................................................  $ 1,614     $ 4,761     $ 2,131
  State.......................................................      382       1,285         383
  Foreign.....................................................       --         488         322
                                                                -------     -------     -------
     Total current............................................  $ 1,996     $ 6,534     $ 2,836
                                                                =======     =======     =======
Deferred:
  Federal.....................................................  $(1,178)    $  (354)    $(1,074)
  State.......................................................     (122)        (51)       (222)
  Foreign.....................................................      646        (971)        (76)
                                                                -------     -------     -------
     Total deferred...........................................  $  (654)    $(1,376)    $(1,372)
                                                                -------     -------     -------
Provision for income taxes....................................  $ 1,342     $ 5,158     $ 1,464
                                                                =======     =======     =======

     The income tax provision is different from that which would be computed by applying the U.S. federal income tax rate to income before taxes as follows:

                                                                      YEAR ENDED MARCH 31,
                                                                   --------------------------
                                                                   1995       1996      1997
                                                                   -----      ----      -----
Federal statutory tax rate.......................................   34.0%     35.0%     (34.0)%
State income taxes, net of federal income tax benefit............    3.8       5.7        4.6
Tax exempt interest..............................................     --      (1.3)      (8.3)
Foreign Sales Corporation benefits...............................     --      (1.0)      (1.4)
Capital loss carryforward valuation allowance....................     --        --       62.8
Excess of foreign provision over statutory U.S. rate.............     --       3.2        1.1
Foreign taxes....................................................    9.6        --         --
Permanent items..................................................   (9.6)       --         --
Decrease in valuation allowance relating to net operating loss
  carryforwards..................................................  (10.0)     (8.6)      (1.9)
Deemed repatriation of foreign earnings..........................     --       7.0        2.3
Other............................................................    2.5        --        1.7
                                                                   -----      ----      -----
                                                                    30.3%     40.0%      26.9%
                                                                   =====      ====      =====

     Significant components of deferred income tax assets and liabilities at March 31, 1996 and 1997 are as follows:

                                                                      1996         1997
                                                                     -------     --------
     Current deferred income tax assets:
       Net operating loss carryforwards............................  $   106     $    106
       Inventory reserves..........................................      620          762
       Accrued environmental remediation costs.....................       84           35
       Accrued restructuring.......................................       --        1,140
       Accrued severance and payroll related costs.................    1,048        1,095
       Other temporary differences.................................      600          721
       Less: Valuation allowance...................................   (1,011)        (724)
                                                                     -------     --------
          Net current deferred income tax assets...................  $ 1,447     $  3,135
                                                                     =======     ========
     Long-term deferred income tax assets:
       Net operating loss carryforwards............................  $ 3,392     $  3,293
       Net capital loss carryforwards..............................       --        9,424
       Less: Depreciation..........................................   (1,488)         (28)
       Less: Valuation allowance...................................   (1,869)     (11,744)
                                                                     -------     --------
     Long-term deferred income tax asset...........................  $    35     $    945
                                                                     =======     ========

     The Internal Revenue Code (the "Code") limits the amount of net operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. In connection with the acquisition of the Clare Division of General Instrument in 1989 and the simultaneous issuance of common stock and warrants, the Company incurred a cumulative change in ownership in excess of 50% as defined in the Code. This change in ownership has limited the Company's ability to utilize, in any one year, the net operating loss and credit carryforwards incurred prior to this change in ownership. The Company estimates that the total NOLs through January 1989 subject to this limitation is approximately $7,803. The use of the available NOLs is limited to approximately $311 in each year subsequent to this change in ownership. In Taiwan, the Company has NOLs and tax credit carryforwards of $3,012 at March 31, 1997. These NOLs begin to expire in fiscal 1998.

     In January 1997, the Company completed the sale of TMC to Gunther GmbH. As a result of this transaction the Company incurred a capital loss of approximately $24,800, which the Company may carry forward for a period of five
(5) years. The Company's ability to utilize this capital loss carryforward is limited to the amount of capital gains that the Company generates in the carryforward period. The Company has provided a full valuation allowance against the capital loss carryforward as the Company believes that it is more likely than not that the Company will not be able to utilize such a carryforward.

     The remainder of the valuation allowance relates to the limited use of certain NOLs. During the year ended March 31, 1997, the Company increased its valuation allowance by $164 as an increase in its provision for income taxes. Taxes have not been provided on foreign subsidiaries undistributed earnings of approximately $6,779 at March 31, 1997, which are deemed indefinitely invested.

NOTE 12.  OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following for the fiscal years ended March 31, 1995, 1996 and 1997:

                                                                        YEAR ENDED MARCH 31,
                                                                       -----------------------
                                                                       1995     1996      1997
                                                                       ----     -----     ----
Net gain (loss) on foreign currency exchange transactions............  $434     $(243)    $(40)
Other................................................................    42       223       32
                                                                       ----     -----     ----
                                                                       $476     $ (20)    $ (8)
                                                                       ====     =====     ====

NOTE 13.  CASH FLOWS

(a) Supplemental Disclosure of Cash Flow Information:

                                                                       YEAR ENDED MARCH 31,
                                                                   ----------------------------
                                                                    1995       1996       1997
                                                                   ------     ------     ------
Interest paid....................................................  $2,443     $1,097     $  224
                                                                   ======     ======     ======
Income taxes paid................................................  $1,156     $3,125     $2,160
                                                                   ======     ======     ======

(b) Summary Information on Sale of Tongeren Manufacturing Company:

     The Company sold the following assets and the purchaser assumed the following obligations in connection with the Company's disposition of TMC:

                                                                           MARCH 31,
                                                                             1997
                                                                           ---------
          Fair value of assets sold:
               Cash......................................................   $   743
               Intercompany and other receivable.........................     1,479
               Inventory, net............................................     1,395
               Other current assets......................................        26
               Property, plant and equipment.............................     4,890
               Other non-current assets..................................     1,466
                                                                            -------
               Total fair value of assets sold...........................     9,999
                                                                            -------
          Liabilities assumed by purchaser:
               Accounts payable..........................................      (529)
               Accrued expenses..........................................    (1,447)
               Income taxes payable......................................      (429)
               Long-term debt, net of current portion....................    (1,515)
               Deferred income taxes.....................................      (938)
               Other non-current liabilities.............................       (72)
                                                                            -------
               Total liabilities assumed by purchaser....................    (4,930)
                                                                            -------
          Loss on disposition of TMC.....................................   $ 5,069
                                                                            =======

(c) Supplemental Disclosure of Noncash Transactions:

                                                                    YEAR ENDED MARCH 31,
                                                                   ----------------------
                                                                   1995     1996     1997
                                                                   ----     ----     ----
     Deferred compensation associated with the issuance of stock
       options...................................................  $396     $651     $ --
                                                                   ====     ====     ====

NOTE 14.  GEOGRAPHIC INFORMATION

     Geographic information is as follows:

                                                                     YEAR ENDED MARCH 31,
                                                                   ------------------------
                                                                   1995      1996      1997
                                                                   ----      ----      ----
     Geographic Sales by Destination
       United States.............................................   56%       58%       62%
       Europe....................................................   35        34        28
       Far East..................................................    9         8        10
                                                                   ---       ---       ---
                                                                   100%      100%      100%
                                                                   ===       ===       ===

     Sales, operating income and identifiable assets for the Company's United States and foreign operations are summarized as follows:

                                               UNITED                                          TOTAL
            YEAR ENDED MARCH 31,               STATES    EUROPE    FAR EAST    ELIMINATION    COMPANY
--------------------------------------------  --------   -------   ---------   ------------   --------
1995
Sales to unaffiliated customers.............  $ 53,672   $33,960    $ 8,360      $     --     $ 95,992
Transfers between geographic areas..........    18,125     9,927         --       (28,052)          --
                                              --------    ------     ------       -------     --------
     Total sales............................    71,797    43,887      8,360       (28,052)      95,992
                                              ========    ======     ======       =======     ========
Operating income............................     4,727       185        132            --        5,044
                                              ========    ======     ======       =======     ========
Identifiable assets.........................    41,574    18,403      1,717        (6,423)      55,271
                                              ========    ======     ======       =======     ========
1996
Sales to unaffiliated customers.............    73,562    43,585     10,781            --      127,928
Transfers between geographic areas..........    26,038    10,805         --       (36,843)          --
                                              --------    ------     ------       -------     --------
     Total sales............................    99,600    54,390     10,781       (36,843)     127,928
                                              ========    ======     ======       =======     ========
Operating income (loss).....................    11,645     1,723       (208)           --       13,160
                                              ========    ======     ======       =======     ========
Identifiable assets.........................   103,521    16,014      2,082        (6,409)     115,208
                                              ========    ======     ======       =======     ========
1997
Sales to unaffiliated customers.............    79,652    36,141     12,368            --      128,161
Transfers between geographic areas..........    24,508     5,205         --       (29,713)          --
                                              --------    ------     ------       -------     --------
     Total sales............................   104,160    41,346     12,368       (29,713)     128,161
                                              ========    ======     ======       =======     ========
Operating income (loss).....................    (7,797)      930        302            --       (6,565)
                                              ========    ======     ======       =======     ========
Identifiable assets.........................  $106,874   $ 3,077    $ 1,909      $   (690)    $111,170
                                              ========    ======     ======       =======     ========

     Management believes transfers between geographic areas are accounted for on an arms' length basis.

NOTE 15.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

     Quarterly financial information for the fiscal years ended March 31, 1996 and 1997 are as follows:

                                          FIRST        SECOND       THIRD        FOURTH       TOTAL
                                         QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                         --------     --------     --------     --------     --------
1996
Net sales..............................  $ 29,986     $ 31,900     $ 32,818     $ 33,224     $127,928
Gross profit...........................     9,271       10,012       10,678       11,503       41,464
Net income.............................     1,110        1,838        2,205        2,581        7,734
Earnings per common and common share
  equivalent...........................  $   0.18     $   0.23     $   0.25     $   0.27     $   0.95

                                          FIRST        SECOND       THIRD        FOURTH       TOTAL
                                         QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                         --------     --------     --------     --------     --------
1997
Net sales..............................  $ 34,038     $ 30,019     $ 31,374     $ 32,730     $128,161
Gross profit...........................    11,624       10,223       10,147       10,564       42,558
Net income (loss)......................     2,791      (12,439)(1)    1,193        1,544       (6,911)
Earnings (loss) per common and common
  share equivalent.....................  $   0.29     $  (1.39)    $   0.13     $   0.16     $  (0.77)

---------------

(1) See Note 8.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To C.P. Clare Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of C.P. Clare Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 25, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 25, 1997

                                                                     SCHEDULE II

                             C.P. CLARE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                      RECOVERIES
                                    BALANCE AS OF                    FOR ACCOUNTS    UNCOLLECTIBLE    BALANCE AT
                                      BEGINNING       PROVISION       PREVIOUSLY       ACCOUNTS         END OF
                                      OF PERIOD      FOR BAD DEBT    WRITTEN OFF      WRITTEN OFF       PERIOD
                                    -------------    ------------    ------------    -------------    ----------
Allowance for Doubtful Accounts:
Year Ended March 31, 1997              535              273             --              133             675
Year Ended March 31, 1996              617              199             19              300             535
Year Ended March 31, 1995              513              670             --              566             617

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C.P. Clare Corporation certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on June 24, 1997.

                                          C.P. CLARE CORPORATION

                                          BY: /s/  ARTHUR R. BUCKLAND
                                            ------------------------------------
Date: June 24, 1997  Arthur R. Buckland President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                        DATE
----------------------------------------   -----------------------------------    --------------


           ARTHUR R. BUCKLAND              President, Chief Executive Officer      June 24, 1997
----------------------------------------   and Chairman
           Arthur R. Buckland

            THOMAS B. SAGER                Controller (Principal Financial         June 24, 1997
----------------------------------------   Officer and Principal Accounting
            Thomas B. Sager                Officer)

         WINSTON R. HINDLE, JR.            Director                                June 24, 1997
----------------------------------------
         Winston R. Hindle, Jr.

           CLEMENTE C. TIAMPO              Director                                June 24, 1997
----------------------------------------
           Clemente C. Tiampo

             JOHN G. TURNER                Director                                June 24, 1997
----------------------------------------
             John G. Turner

             JAMES K. SIMS                 Director                                June 24, 1997
----------------------------------------
             James K. Sims

                                                                                 PAGE NUMBER
  EXHIBIT NO.                                TITLE                                SEQUENTIAL
  -----------    --------------------------------------------------------------  ------------
     11.1        Computation of Net Income Per Share
     21          Subsidiaries of the Registrant
     23.2        Consent of Arthur Andersen LLP
     27          Financial Data Schedule (Edgar)