Form 10-Q
period 1997-06-29
C P CLARE CORP
filed 1997-08-12
CIK 945123

==============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-26092

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

       Registrant's telephone number, including area code: (508) 524-6700

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

      As of June 29, 1997, there were 9,210,157 shares of Common Stock, $.01 par value, outstanding.



==============================================================================

                             C.P. CLARE CORPORATION

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION:                                           PAGE

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                               1

          Consolidated Condensed Statements of Operations                     2

          Consolidated Condensed Statements of Cash Flows                     3

          Notes to Consolidated Condensed Financial Statements              4-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-9

PART II   OTHER INFORMATION:

Item 1.   Legal Proceedings                                                  10

Item 2.   Changes in Securities                                              10

Item 3.   Default Upon Senior Securities                                     10

Item 4.   Submission of Matters to a Vote of Security Holders                10

Item 5.   Other Information                                                  10

Item 6.   Exhibits and Reports on Form 8-K                                   10

Signatures                                                                   11

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                            JUNE 29, 1997   MARCH 31, 1997
                                                            -------------   --------------
                      ASSETS
                      ------
Current assets:
     Cash, cash equivalents and investments                    $ 33,098        $ 37,430
     Accounts receivable, less allowance for
      doubtful accounts                                          17,207          17,412
     Inventories                                                 21,272          20,116
     Other current assets                                         4,516           3,832
                                                               --------        --------
          Total current assets                                   76,093          78,790

Property, plant and equipment, net                               30,506          28,976

Other assets                                                      3,609           3,404
                                                               --------        --------
                                                               $110,208        $111,170
                                                               ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current portion of long-term debt                         $    518        $    511
     Accounts payable                                            10,608          12,620
     Accrued expenses                                            13,504          14,434
                                                               --------        --------
          Total current liabilities                              24,630          27,565

Long-term debt, net of current portion                              588             550
Other long-term liabilities                                       1,847           1,789
                                                               --------        --------
                  Total liabilities                              27,065          29,904


Stockholders' equity:
     Preferred stock, $ .01 par value-
       Authorized: 2,500,000 shares
       Issued and outstanding: None                                  --              --
     Common stock, $ .01 par value-
       Authorized: 40,000,000 shares
       Issued and outstanding: 9,210,157 shares and
         9,176,657 shares as of June 29, 1997 and
         March 31, 1997, respectively                                92              92
     Additional paid-in capital                                  94,307          94,115
     Deferred compensation                                         (318)           (409)
     Accumulated deficit                                        (10,050)        (11,702)
     Cumulative translation adjustment                             (888)           (830)
                                                               --------        --------
                  Total stockholders' equity                     83,143          81,266
                                                               --------        --------

                                                               $110,208        $111,170
                                                               ========        ========



The accompanying notes are in integral part of these consolidated condensed financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                     ------------------------------
                                                     JUNE 29, 1997    JUNE 30, 1996
                                                     -------------    -------------
Net sales                                             $   34,667        $   34,038
Cost of sales                                             23,510            22,414
                                                      ----------        ----------

          Gross profit                                    11,157            11,624

Operating expenses:
     Selling, general and administrative                   6,745             6,306
     Research and development                              2,328             1,339
                                                      ----------        ----------

Operating income                                           2,084             3,979
Interest income                                              362               533
Interest expense                                             (28)             (119)
Other income (expense), net                                  205              (102)
                                                      ----------        ----------

     Income before provision for income taxes              2,623             4,291
Provision for income taxes                                   971             1,500
                                                      ----------        ----------

          Net income                                  $    1,652        $    2,791
                                                      ==========        ==========


Earnings per common and common share equivalent       $     0.17        $     0.29
                                                      ==========        ==========

Weighted average number of common shares and
     common share equivalents outstanding              9,683,127         9,661,265
                                                      ==========        ==========








The accompanying notes are in integral part of these consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                      -----------------------------
                                                                      JUNE 29, 1997   JUNE 30, 1996
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 1,652        $ 2,791
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                          1,184          1,145
     Provision for (benefit from) deferred income taxes                       (28)             9
     Compensation expense associated with stock options                        91             50
     Changes in assets and liabilities:
        Accounts receivable                                                  (705)           303
        Inventories                                                        (1,195)          (236)
        Other current assets                                                   69            153
        Accounts payable                                                   (1,964)          (634)
        Accrued expenses and other liabilities                               (832)          (820)
                                                                          -------        -------

           Net cash provided by (used in) operating activities             (1,728)         2,761
                                                                          -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                  (2,670)        (4,203)
                                                                          -------        -------

           Net cash used in investing activities                           (2,670)        (4,203)
                                                                          -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of lines of credit                                                --         (1,219)
Proceeds from exercise of options and warrants                                133            716
Payments of principal on long-term debt                                        40             47
Tax benefit of disqualifying disposition of incentive stock options            58            682
                                                                          -------        -------

           Net cash provided by financing activities                          231            226
                                                                          -------        -------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
     AND INVESTMENTS                                                         (165)           (35)
                                                                          -------        -------

NET (DECREASE) IN CASH, CASH EQUIVALENTS AND
     INVESTMENTS                                                           (4,332)        (1,251)

Cash, cash equivalents and investments, beginning of period                37,430         49,082
                                                                          -------        -------

Cash, cash equivalents and investments, end of period                     $33,098        $47,831
                                                                          =======        =======
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Cash paid during the period for:
         Interest                                                         $    11        $    25
                                                                          =======        =======
         Income taxes                                                     $ 1,086        $ 1,306
                                                                          =======        =======





The accompanying notes are in integral part of these consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   FISCAL PERIODS
     --------------

     The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

     The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of June 29, 1997, and results of operations for the three months ended June 29, 1997 and June 30, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission.

3.   EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
     -----------------------------------------------

     Earnings per common and common share equivalent are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents consist of stock options and warrants. Fully diluted earnings per share are not presented as the amounts are not materially different.

4.   CASH, CASH EQUIVALENTS AND INVESTMENTS
     --------------------------------------

     The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities less than one year. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments at June 29, 19976 and June 30, 1996 consist principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company has deemed these investments to be available-for-sale at both June 29, 1997 and June 30, 1996 and they are carried at cost which approximates market value.

                                   (UNAUDITED)

5.   INVENTORIES
     -----------

     Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 29, 1997 and March 31, 1997:

                                            JUNE 29,    MARCH 31,
                                              1997         1997
                                            -------     -------
      Raw material                          $ 7,904     $ 8,905
      Work in process                         4,916       6,117
      Finished goods                          8,452       5,094
                                            =======     =======
                                            $21,272     $20,116
                                            =======     =======

6.   ACCRUED EXPENSES
     ----------------

     Accrued expenses consist of the following at June 29, 1997 and March 31, 1997:

                                         JUNE 29,    MARCH 31,
                                          1997        1997
                                         -------     -------
      Payroll and benefits               $ 3,775     $ 3,768
      Restructuring costs (Note 7)         4,790       5,884
      Environmental remediation              917       1,017
      (Note 8)
      Other                                4,022       3,765
                                         -------     -------
                                         $13,504     $14,434
                                         =======     =======

7.   RESTRUCTURING COSTS
     -------------------
      In the second quarter of fiscal 1997, the Company announced a restructuring of its operations, primarily in the Company's reed relay business, and recorded a net restructuring charge of $14,250. Through the end of fiscal 1997, the Company expended approximately $8,366 of these restructuring costs. During the first quarter of fiscal 1998, the Company expended approximately $1,094 of these costs. As of June 29, 1997, the Company had $4,790 remaining in accrued restructuring.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     (i)  United States

     In connection with the acquisition of the Clare Division of General Instrument Corporation in 1989, the Company purchased a manufacturing facility located in Chicago. From the acquisition date until January, 1994 the Company used this facility primarily as office space. During fiscal 1993, the Company discovered environmental contamination at this facility and voluntarily reported this discovery to the Illinois Environmental Protection Agency ("IEPA") and has since been involved in discussions with the IEPA and the U.S. Environmental Protection Agency regarding the need for remediation. The Company believes that any environmental contamination predates the Company's acquisition of the facility from General Instrument. The Company and General Instrument jointly retained an independent environmental consulting firm to assess the remediation requirements and develop a plan to voluntarily remediate this property in accordance with federal and state law such that the property could be used for residential purposes. Prior to commencing such voluntary remediation, the Company and General Instrument entered into a cost-sharing agreement, however, both parties have reserved their rights to litigate concerning the final cost-sharing arrangement. In September 1996, an independent environmental consulting firm retained by the Company completed their assessment of the remediation requirements. Based on the consultant's report and plan of remediation, the Company accrued an additional $750 for related remediation expenses. The Company also accrued an additional $700 receivable related to General Instrument's portion of the remediation expense.

     During the quarter ended December 29, 1996, the Company and General Instrument began the remediation, however the approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company determined the most likely scenario will be to remediate the property to make it usable as industrial/commercial, rather than the residential property, as originally planned.

     As of March 31, 1997, the Company had an environmental remediation liability of $518 and a receivable from General Instrument of $427 related to the remediation of environmental contamination discovered at the Chicago facility.

     During the quarter ended June 29, 1997, the Company expended approximately $42 of remediation costs and related expenses. At June 29, 1997, the Company has an environmental remediation liability of $217. During the quarter ended June 29, 1997, General Instrument incurred approximately $258 of remediation costs. As of June 29, 1997, the receivable from General Instrument is $169. Management of the Company, after consultation with its legal counsel, believes that the realization of this amount from General Instrument is probable.

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

     (ii) Belgium

     In January 1997, the Company completed the sale of the Tongeren Manufacturing Company. Upon the sale of TMC, the Company agreed to indemnify Gunther for up to $500 for established environmental remediation costs, subject to certain conditions and limitations. The Company accrued this environmental remediation indemnification as of March 31, 1997.

9.   NEW ACCOUNTING STANDARD
     -----------------------

     In March 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued, which supersedes Accounting Principles Board Opinion No. 15 and establishes new standards for calculating and presenting earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The new statement modifies the calculations of primary and fully diluted per share and replaces them with basic and diluted earnings per share. Basic earnings per share includes no dilutive equity securities and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of the entity, similar to fully diluted earnings per share. The Company has not yet determined the impact of adopting of this statement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                  THREE MONTHS ENDED
                                                 ---------------------
                                                 JUNE 29,     JUNE 30,
                                                   1997         1996
                                                 -------      --------

Net sales                                         100.0%        100.0%
Cost of sales                                      67.8          65.9
                                                  -----         -----
   Gross profit                                    32.2          34.1

Operating expenses:
   Selling, general and administrative             19.5          18.5
   Research and development                         6.7           3.9
                                                  -----         -----

Operating income                                    6.0          11.7
Interest income                                     1.0           1.6
Interest expense                                   (0.1)         (0.4)
Other income (expense), net                         0.6          (0.3)
                                                  -----         -----

   Income before provision for income taxes         7.5          12.6
Provision for income taxes                          2.7           4.4
                                                  -----         -----

          Net income                                4.8%          8.2%
                                                  =====         =====


     Net Sales. Net sales increased 1.8% in the first quarter of fiscal 1998 to $34.7 million from $34.0 million for the same period in fiscal 1997. The increase was primarily attributable to higher unit sales volume of advanced magnetic products and a slight decrease in the sales of semiconductor products. Net sales by major product category are as follows:

                                        THREE MONTHS ENDED
                                   JUNE 29, 1997     JUNE 30, 1996
                                   -------------------------------
                                            (IN MILLIONS)

      Semiconductor Products           $15.2             $15.8
      Electromagnetic and other        $19.5             $18.2
      products

      Net sales to customers located outside the United States (primarily Europe and Asia) increased 2.9% in the first quarter of fiscal 1998 to $14.0 million from $13.6 million in the first quarter of fiscal 1997.

      Gross Profit. The Company's gross profit as a percentage of net sales declined to 32.2% in the first quarter of fiscal 1998 from 34.1% in the same period in fiscal 1997. The decrease in gross profit was primarily attributable to the increase in sales volume of the Company's lower margin advanced magnetic products as well as the additional costs associated with the new semiconductor wafer fabrication facility.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased in the first quarter of fiscal 1998 to $6.7 million from $6.3 million in fiscal 1997. The increase was primarily a result of increased promotional activities and commission costs.

      Research and Development Expense. Research and development expense increased in the first quarter of fiscal 1998 to $2.3 million from $1.3 million in the same period of fiscal 1997. This is primarily due to an increased investment in new product development programs, specifically in semiconductor products. The Company expects research and development spending to increase in fiscal 1998, primarily on new product and process development, the majority in the semiconductor business.

      Interest Income. Interest income decreased in the first quarter of fiscal 1998 to $0.4 million from $0.5 million for the same period in fiscal 1997. Interest income is derived from investments in commercial paper and tax exempt municipal bonds.

      Interest Expense. Interest expense decreased in the first quarter of fiscal 1998 to a nominal amount from $0.1 million in the same period of fiscal 1997, primarily as a result of the sale of the Company's sale of it's Belgium manufacturing company and the corresponding transfer of the European line of credit.

      Other Income (Expense), net. In addition to a foreign exchange gain of $113, other income (expense), net for the first quarter of fiscal 1998, is mainly comprised of a one time royalty payment received. In the same quarter last fiscal year, other income (expense), net, was primarily comprised of foreign exchange losses.

      Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes in the first quarter at its estimated annual effective rate. The Company presently anticipates that the effective annual rate for income taxes for fiscal 1998 will be 37.0%, which is less than the combined federal and state statutory rates. This reduced tax rate is primarily based on the favorable tax treatment of the Company's foreign sales corporation, partial utilization of net operating loss carryforwards, and investment in tax exempt municipal bonds.

LIQUIDITY AND CAPITAL RESOURCES

      During the quarter ended June 29, 1997, the Company's cash, cash equivalents and investments decreased by $4.3 million. Operations used $1.7 million of cash during this period, mainly as a result of the net income and depreciation and amortization which were offset by an increase in inventory and decrease in accounts payable. The Company invested $2.7 million in capital expenditures during the quarter ended June 29, 1997. Financing activities provided $0.2 million of cash during the period, primarily due to the proceeds and tax benefits from exercises of options and warrants.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

             EXHIBIT NO.          DESCRIPTION


               11.1      Computation of Net Income Per Share.

               27.0      Financial Data Schedule (Edgar)

(b)      Reports on Form 8-K

         The Registrant filed no Current Reports on Form 8-K during the quarter ended June 29, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        C.P. CLARE CORPORATION


                                        By: /s/ Thomas B. Sager
                                            ----------------------------------
                                            Thomas B. Sager
                                            Corporate Controller
                                            Chief Accounting Officer

Date: August 12, 1997