Form 10-Q
period 1997-09-28
C P CLARE CORP
filed 1997-11-10
CIK 945123

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

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

       Registrant's telephone number, including area code: (978) 524-6700

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

         As of September 28, 1997, there were 9,306,551 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                             C.P. CLARE CORPORATION

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION:                                            PAGE

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets                               1

         Consolidated Condensed Statements of Operations                     2

         Consolidated Condensed Statements of Cash Flows                     3

         Notes to Consolidated Condensed Financial Statements              4-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-11

Item 3   Quantitative and Qualitative Disclosure About Market Risk          12

PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 3.  Default Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13


                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SEPTEMBER 28, 1997   MARCH 31, 1997
                                                                      ------------------   --------------
                                         ASSETS

Current assets:
     Cash, cash equivalents and investments (Note 4)                         $ 30,141          $ 37,430
     Accounts receivable, less allowance for doubtful accounts                 19,981            17,412
     Inventories (Note 5)                                                      20,532            20,116
     Other current assets                                                       5,236             3,832
                                                                             --------          --------
                Total current assets                                           75,890            78,790

Property, plant and equipment, net                                             33,256            28,976

Other assets                                                                    2,206             3,404
                                                                             --------          --------
                                                                             $111,352          $111,170
                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                       $    517          $    511
     Accounts payable                                                          11,437            12,620
     Accrued expenses (Note 6)                                                 10,986            14,434
                                                                             --------          --------
                Total current liabilities                                      22,940            27,565

Long-term debt, net of current portion                                            615               550
Other long-term liabilities                                                     1,789             1,789
                                                                              -------          --------
                 Total liabilities                                             25,344            29,904
                                                                              -------          --------


Stockholders' equity:
     Preferred stock, $ .01 par value-
       Authorized: 2,500,000 shares
       Issued and outstanding: None                                                --                --
     Common stock, $ .01 par value-
       Authorized: 40,000,000 shares
       Issued and outstanding: 9,306,551 shares and 9,176,657 shares
          as of September 28, 1997 and March 31, 1997, respectively                93                92
     Additional paid-in capital                                                95,021            94,115
     Deferred compensation                                                       (269)             (409)
     Accumulated deficit                                                       (7,911)          (11,702)
     Cumulative translation adjustment                                           (926)             (830)
                                                                             --------          --------
                              Total stockholders' equity                       86,008            81,266
                                                                             --------          --------

                                                                             $111,352          $111,170
                                                                             ========          ========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   -------------------------------   ------------------------------
                                                                   SEPT. 28, 1997   SEPT. 29, 1996   SEPT. 28, 1997  SEPT. 29, 1996
                                                                   --------------   --------------   --------------  --------------

Net sales                                                            $    39,204      $   30,019      $    73,871      $   64,057
Cost of sales                                                             27,024          19,796           50,534          42,210
                                                                     -----------      ----------      -----------      ----------

       Gross profit                                                       12,180          10,223           23,337          21,847

Operating expenses:
  Selling, general and administrative (Note 8)                             7,028           7,929           13,773          14,236
  Research and development                                                 2,006           1,633            4,334           2,971
  Restructuring costs (Note 7)                                                --          14,750               --          14,750
                                                                     -----------      ----------      -----------      ----------

Operating income (loss)                                                    3,146         (14,089)           5,230         (10,110)
Interest income                                                              388             368              750             901
Interest expense                                                             (71)           (117)             (99)           (236)
Other income (expense), net                                                  (69)            (47)             136            (148)
                                                                     -----------      ----------      -----------      ----------


  Income (loss) before provision (benefit) for income taxes                3,394         (13,885)           6,017          (9,593)

Provision (benefit) for income taxes                                       1,255          (1,446)           2,226              54
                                                                     -----------      ----------      -----------      ----------

       Net income (loss)                                             $     2,139      $  (12,439)     $     3,791      $   (9,647)
                                                                     ===========      ==========      ===========      ==========

Earnings (loss) per common and common
  share equivalent                                                   $      0.21      $    (1.39)     $      0.38      $    (1.09)
                                                                     ===========      ==========      ===========      ==========

Weighted average number of common shares and
  common share equivalents outstanding                                10,025,357       8,941,473       10,011,197       8,886,909
                                                                     ===========      ==========      ===========      ==========



The accompanying notes are an integral part of the consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        FOR THE SIX MONTHS ENDED
                                                                                    -------------------------------
                                                                                    SEPT. 28, 1997   SEPT. 29, 1996
                                                                                    ---------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $ 3,791         $ (9,647)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
                Non-cash portion of restructuring charge                                     --            3,500
                Provision for environmental remediation costs                               519            1,250
                Depreciation and amortization                                             2,651            2,167
                Deferred income tax benefit                                                 (87)             (37)
                Compensation expense associated with stock options                          140               95
                Changes in assets and liabilities:
                     Accounts receivable                                                 (3,443)           2,312
                     Inventories                                                           (483)          (4,146)
                     Other current assets                                                   832           (1,005)
                     Accounts payable                                                    (1,067)           1,365
                     Accrued expenses and other liabilities                              (3,852)           9,180
                                                                                        -------         --------

                              Net cash provided by (used in) operating activities          (999)           5,034
                                                                                        -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                (7,086)         (10,682)
                                                                                        -------         --------

                              Net cash used in investing activities                      (7,086)         (10,682)
                                                                                        -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of lines of credit                                                              --           (1,232)
Net proceeds from issuance of common stock                                                  145              214
Proceeds from exercise of options and warrants                                              663              910
Payments of principal on long-term debt                                                      --             (364)
Tax benefit of disqualifying disposition of incentive stock options                          99              709
                                                                                        -------         --------

                              Net cash provided by financing activities                     907              237
                                                                                        -------         --------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
     AND INVESTMENTS                                                                       (111)             (55)
                                                                                        -------         --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
     INVESTMENTS                                                                         (7,289)          (5,466)

Cash, cash equivalents and investments, beginning of period                              37,430           49,082
                                                                                        -------         --------

Cash, cash equivalents and investments, end of period                                   $30,141         $ 43,616
                                                                                        =======         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                       $    22         $     36
                                                                                        =======         ========
         Income taxes                                                                   $ 2,676         $  1,840
                                                                                        =======         ========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 28, 1997
                 (dollars in thousands, except per share amount)

1.       FISCAL PERIODS

         The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of September 28, 1997, and results of operations for the three and six months ended September 28, 1997 and September 29, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission.

3.       EARNINGS (LOSS) PER COMMON AND COMMON SHARE EQUIVALENT

         Earnings per common share and common share equivalent is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during each period. (Loss) per common share and common share equivalent is computed using the weighted average number of common shares outstanding during each period. Dilutive common share equivalents consist of stock options and warrants using the modified treasury stock method. Fully diluted earnings per share are not presented as the amounts are not materially different.

4.         CASH, CASH EQUIVALENTS AND INVESTMENTS

           The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities less than one year. The Company carries its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments at September 28, 1997 and March 31, 1997 consists principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company has deemed these investments to be available-for-sale at both September 28, 1997 and March 31, 1997 and they are carried at cost which approximates market value.

                                   (Unaudited)

5.       INVENTORIES

         Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 28, 1997 and March 31, 1997:

                                 September 28,         March 31,
                                      1997                1997
                                 -------------         ---------

         Raw material               $ 9,399            $  8,905
         Work in process              3,623               6,117
         Finished goods               7,510               5,094
                                    =======            ========
                                    $20,532             $20,116
                                    =======            ========

6.       ACCRUED EXPENSES

         Accrued expenses consist of the following at September 28, 1997 and March 31, 1997:

                                          September 28,       March 31,
                                               1997             1997
                                          -------------       ---------

         Payroll and benefits                 $ 4,126           $ 3,768
         Restructuring  (Note 7)                1,368             5,884
         Environmental remediation
         (Note 8)                               1,124             1,017
         Other                                  4,368             3,765
                                              =======           =======
                                              $10,986           $14,434
                                              =======           =======

7.       RESTRUCTURING COSTS

         In fiscal 1997, the Company announced a restructuring of its operations, primarily in the Company's reed relay business, and recorded a net restructuring charge of $14,250. The restructuring includes severance-related costs associated with a workforce reduction of approximately 250 persons on a worldwide basis, primarily in manufacturing. Also included in the restructuring is the write-down of certain facilities and intangible assets to their net realizable value as a result of a facilities realignment and the consolidation of product lines. The Company incurred approximately $8,366 and $4,516 of these restructuring charges through the end of fiscal 1997 and for the first six months of fiscal 1998, respectively. As of September 28, 1997, the Company had $1,368 remaining in accrued restructuring for restructuring activities in process, but for which payments are due in the future.

8.       COMMITMENTS AND CONTINGENCIES

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

         During the quarter ended December 29, 1996, the Company and General Instrument began remediation, however the approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company determined the most likely scenario will be to remediate the property to make it usable as industrial/commercial, rather than residential property, as originally planned.

         As of March 31, 1997, the Company had an environmental remediation liability of $517 and a receivable from General Instrument of $427 related to the remediation of environmental contamination discovered at the Chicago facility.

         During the six months ended September 28, 1997, the Company paid approximately $129 of remediation costs and related expenses. At September 28, 1997, the Company has an environmental remediation liability of $774. As of September 28, 1997, General Instrument paid approximately $320 of remediation costs. As of September 28, 1997, the receivable balance from General Instruments is $107. Management of the Company, after consultation with its legal counsel, believes that the realization of this amount from General Instrument is probable.

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

         (ii) Belgium

         In January 1997, the Company completed the sale of the Tongeren Manufacturing Company (TMC) to Gunther GmBH. Upon the sale of TMC, the Company agreed to indemnify Gunther for an amount subsequently reduced to $350, for established environmental remediation costs, subject to certain conditions and limitations. The Company accrued this environmental remediation indemnification as of March 31, 1997.

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

10.     DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of any significant derivative or other financial instruments. The Company hedges its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At September 28, 1997, the Company had nine outstanding forward contracts amounting to 514,760 Belgian francs ("BF") or $14,000 with a gross deferred gain of $74 from the rollover of such contracts to the planned settlement date. At March 31, 1997, the Company had five outstanding forward contracts amounting to 170,000 BF or $4,923 with a gross deferred loss of $28 from the rollover of such contracts to the planned settlement date. The forward contracts hedge currency transaction exposure resulting from intercompany trade transactions and the March 31, 1997 hedges are planned to be settled by the end of the first quarter of fiscal 1998.

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

RESULTS OF OPERATIONS

         The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                           Three Months Ended                      Six Months Ended
                                                    --------------------------------      ----------------------------------
                                                    September 28,      September 29,      September 28,        September 29,
                                                         1997               1996              1997                1996
                                                    -------------      -------------      -------------        -------------

Net sales                                               100.0%             100.0%             100.0%              100.0%
Cost of sales                                            68.9               65.9               68.4                65.9
                                                        -----             ------              -----               -----

   Gross profit                                          31.1               34.1               31.6                34.1

Operating expenses:
   Selling, general and administrative                   17.9               26.4               18.6                22.3
   Research and development                               5.1                5.4                5.9                 4.6
   Restructuring costs                                     --               49.1                 --                23.0
                                                        -----             ------              -----               -----

Operating income (loss)                                   8.1             (46.8)                7.1              (15.8)
Interest income                                           1.0                1.2                1.0                 1.4
Interest expense                                        (0.2)              (0.4)              (0.1)               (0.4)
Other income (expense), net                             (0.2)              (0.2)                0.2               (0.2)
                                                        -----             ------              -----               -----

Income (loss) before income taxes                         8.7             (46.2)                8.2              (15.0)
Provision (benefit) for income taxes                      3.2              (4.8)                3.0                 0.1
                                                        -----             ------              -----               -----

   Net income (loss)                                      5.5%            (41.4)%               5.2%             (15.1)%
                                                        =====             ======              =====              ======


         Net Sales. Net sales increased 30.6% in the second quarter of fiscal 1998 to $39.2 million from $30.0 million for the three months ended
September 29, 1996. This increase was attributable to higher sales volume of semiconductor and electromagnetic products. The increase was partially offset during the quarter by the relative strength of the U.S. dollar to other foreign currencies.

         Net sales increased 15.3% for the six months ended September 28, 1997 to $73.9 million from $64.1 million for the same period in fiscal 1997. The increase was primarily attributable to higher unit sales volume of semiconductor and advanced magnetic products.

Net sales by major product category are as follows:


                                                           Three Months Ended                      Six Months Ended
                                                    --------------------------------      ----------------------------------
                                                    September 28,      September 29,      September 28,        September 29,
                                                         1997               1996              1997                1996
                                                    -------------      -------------      -------------        -------------
                                                                                (in millions)
Semiconductor products                                  $17.3              $14.7              $32.5                 $30.5
Electromagnetic and other products                       21.9               15.3               41.4                  33.6


         Net sales to customers located outside of the United States (primarily Europe and Asia) increased 44.6% in the second quarter of fiscal 1998 to $16.2 million from $11.2 million in the second quarter of fiscal 1997. The increase in net sales is primarily attributed to increased sales volume in the Far East and Europe. Net sales to customers located outside the United States increased 21.8% for the six months ended September 28, 1997 to $30.2 million from $24.8 million for the six months ended September 29, 1996. The Company will continue to focus on new markets and expansion of certain existing international markets.

         Gross Profit. The Company's gross profit as a percentage of net sales weakened to 31.1% in the second quarter of fiscal 1998 from 34.1% in the same period of fiscal 1997. The decrease in gross profit was primarily attributable to increased sales volume of the Company's lower margin electromagnetic products, the additional costs associated with the new semiconductor wafer fabrication facility and the impact of the strengthening U.S. dollar on the Company's international sales. The Company's gross profit as a percentage of net sales fell to 31.6% for the six months ended September 28, 1997 from 34.1% for the six months ended September 29, 1996. The decrease in gross profit was primarily attributable to a strong U.S. dollar as well as starting costs associated with the Company's partial move into its new semiconductor wafer fabrication facility.

         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased in the second quarter of fiscal 1998 to $7.0 million from $7.9 million in the same period of fiscal 1997 and as a percentage of net sales were 17.9% for the second quarter of fiscal 1998 as compared with 26.4% for the same period of fiscal 1997. The largest single component of the dollar and percentage decrease was the result of the $1.3 million non-recurring environmental charge taken during the second quarter of fiscal 1997. The expenses decreased to $13.8 million for the six months ended September 28, 1997 from $14.2 million for the six months ended September 29, 1996 and as a percentage of sales fell to 18.6% from 22.3%, respectively.

         Excluding this $1.3 million environmental charge, selling, general and administrative expenses would have increased to $7.0 million in the second quarter of fiscal 1998 from $6.7 million in the same period of fiscal 1997 and as a percentage of net sales would be 17.9% for the second quarter of fiscal 1998 as compared with 22.2% for the same period of fiscal 1997. These expenses would have increased to $13.8 million for the six months ended September 28, 1997 from $12.9 million for the six months ended September 29, 1996 but as a percentage of sales would have decreased to 18.6% from 20.3%, respectively. The increased spending primarily relates to additional commissions from increased revenue and increased communication costs.

         Research and Development Expense. Research and development (R&D) expense increased to $2.0 million for the second quarter of fiscal 1998 from $1.6 million for the same period in fiscal 1997. R&D expense increased to $4.3 million for the six months ended September 28, 1997 from $3.0 million for the six months ended September 29, 1996. As a percentage of sales R&D expense increased to 5.9% from 4.6%, respectively. These increases are primarily due to the increased investment in new product development, specifically in semiconductor products. The Company expects its R&D spending to increase in fiscal 1998, as current R&D programs are continued and new semiconductor programs are begun.

         Restructuring. The Company recorded a non-recurring charge in the second quarter of fiscal 1997 of $14.8 million, which was subsequently reduced by $0.5 million in the third quarter of fiscal 1997, or $12.9 million ($1.44 per share) after income taxes, to restructure operations primarily in the Company's reed relay business. Restructuring costs include costs for work force reduction and worldwide facilities realignment. Workforce reduction costs include primarily severance costs related to involuntary terminations. Facilities realignment costs are primarily associated with consolidations of product lines to restructure and streamline the Company's operations. The restructuring costs also include asset write-downs of $3.5 million. See Note 7 of Notes to Consolidated Condensed Financial Statements.

         Interest Income. Interest income remained constant at $0.4 million for the second quarter in both fiscal 1998 and 1997 and decreased in the six months of fiscal 1998 to $0.8 million from $0.9 million for the same period in fiscal 1997. Interest income is derived from investments in short term commercial paper and tax exempt municipal bonds.

         Interest Expense. Interest expense for the second quarter of both fiscal 1997 and 1998 was comparable at $0.1 million. Interest expense decreased for the six months ended September 28, 1997 to $0.1 million from $0.2 million in the same period of fiscal 1997, primarily as a result of the Company's sale of its Belgium manufacturing company and the elimination of the European line of credit.

         Other Income (Expense), net. During the second quarter of both fiscal 1998 and 1997, other income (expense), net was comparable at ($0.1) million. Included in other income (expense), net was income of $0.1 million for the six months ended September 28, 1997, primarily due to a one time royalty payment received, compared to an expense of ($0.1) million for the six months ended September 29, 1996. These expenses are primarily the result of foreign exchange transaction losses.

         Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate in fiscal 1998 and 1997. Income tax expense increased to $2.2 million for the six months ended September 28, 1997 from $0.1 million for the six months ended September 29, 1996. In fiscal 1998 and 1997, the Company recorded income taxes at an effective rate of 37% and 38%, respectively. While the Company incurred a loss before income taxes for the six months ended September 29, 1996, the Company did not record a full benefit for income taxes because the Company anticipated it will not fully utilize the losses associated with the restructuring.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 28, 1997, the Company's cash, cash equivalents and investments decreased by $7.3 million. Operations used
$1.1 million of cash during this period. The Company used $7.1 million for capital expenditures during the six months ended September 28, 1997. Financing activities provided $1.0 million of cash during the period, primarily due to the proceeds from exercises of options and warrants.

         In connection with the acquisition of the Clare Division of General Instrument Corporation in 1989, the Company purchased a manufacturing facility located in Chicago, Illinois. From the acquisition date, the Company used the facility primarily as office space. During 1993, the Company discovered evidence of contamination at this facility. The Company expects to fund the remaining estimated remediation costs through a negotiated agreement with General Instrument and from existing cash, cash equivalents and investments and from funds generated from operations. See Note 8 of Notes to Consolidated Condensed Financial Statements.

         The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges. There can be no assurance that this policy will eliminate all currency exposure.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         None

Part II. Other Information

Item 1.  Legal Proceedings

         The Company is subject to routine litigation incident to the conduct of its business. None of such proceedings is considered material to the business or the financial condition of the Company.

Item 2.  Changes In Securities and Use of Proceeds

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission Of Matters To A Vote Of Security Holders

         The Annual Meeting of Stockholders was held on September 16, 1997 to elect John Turner as the Class II director to serve until the 2000 Annual Meeting of Stockholders and until his successor is duly elected and qualified. The following table sets forth the results of the stockholder vote:

                                          In Favor       Withheld
                                        -----------      --------

 Election of John Turner                8,378,256.2        3,789



Item 5.  Other Information

         None

Item 6.  Exhibits And Reports On Form 8-K.

(a)      Exhibits

         EXHIBIT NO.                    DESCRIPTION

           10.71         Amended and Restated Employment Agreement between the
                         Company and Thomas B. Sager, dated September 16, 1997.

           11.1          Computation of Net Income Per Share.

           27.0          Financial Data Schedule (Edgar)


(b)      Reports on Form 8-K

                         The Registrant filed no Current Reports on Form 8-K during the quarter ended September 28, 1997.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                C.P. CLARE CORPORATION


                                                By: /s/ Thomas B. Sager
                                                    -----------------------
                                                    Thomas B. Sager
                                                    Vice President and
                                                    Chief Financial Officer


Date:      November 10, 1997