Form 10-Q
period 1997-12-28
C P CLARE CORP
filed 1998-02-11
CIK 945123

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

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

     As of December 28, 1997, there were 9,334,907 shares of Common Stock, $.01 par value, outstanding.


================================================================================

                             C.P. CLARE CORPORATION

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION:                                             PAGE

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets                                 1

         Consolidated Condensed Statements of Operations                       2

         Consolidated Condensed Statements of Cash Flows                       3

         Notes to Consolidated Condensed Financial Statements                4-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-13

Item 3   Quantitative and Qualitative Disclosure About Market Risk            14


PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities                                                14

Item 3.  Default Upon Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   DECEMBER 28, 1997    MARCH 31, 1997
                                                                   -----------------    --------------
             ASSETS

Current assets:

     Cash, cash equivalents and investments (Note 4)                    $ 29,291           $ 37,430
     Accounts receivable, less allowance for doubtful accounts            20,428             17,412
     Inventories (Note 5)                                                 20,660             20,116
     Other current assets                                                  4,909              3,832
                                                                        --------           --------
              Total current assets                                        75,288             78,790

Property, plant and equipment, net                                        36,047             28,976

Other assets                                                               2,322              3,404
                                                                        --------           --------
                                                                        $113,657           $111,170
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                  $    517           $    511
     Accounts payable                                                     10,855             12,620
     Accrued expenses (Note 6)                                            12,924             14,434
                                                                        --------           --------
              Total current liabilities                                   24,296             27,565

Long-term debt, net of current portion                                       638                550
Other long-term liabilities                                                  170              1,789
                                                                        --------           --------
                          Total liabilities                               25,104             29,904


Stockholders' equity:
     Preferred stock, $ .01 par value-
       Authorized: 2,500,000 shares
       Issued and outstanding: None                                           --                 --
     Common stock, $ .01 par value-
       Authorized: 40,000,000 shares
       Issued and outstanding: 9,334,907 shares
         and 9,176,657 shares as of December 28, 1997
         and March 31, 1997, respectively                                     93                 92
     Additional paid-in capital                                           95,278             94,115
     Deferred compensation                                                  (219)              (409)
     Accumulated deficit                                                  (5,683)           (11,702)
     Cumulative translation adjustment                                      (916)              (830)
                                                                        --------           --------
                          Total stockholders' equity                      88,553             81,266
                                                                        --------           --------

                                                                        $113,657           $111,170
                                                                        ========           ========



The accompanying notes are an integral part of the consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      ------------------------------    ------------------------------
                                                      DEC. 28, 1997    DEC. 29, 1996    DEC. 28, 1997    DEC. 29, 1996
                                                      -------------    -------------    -------------    -------------

Net sales                                               $   40,684       $   31,374       $  114,555       $   95,431
Cost of sales                                               28,071           21,227           78,605           63,437
                                                        ----------       ----------       ----------       ----------

      Gross profit                                          12,613           10,147           35,950           31,994

Operating expenses:
   Selling, general and administrative (Note 8)              7,265            7,607           21,038           21,843
   Research and development                                  2,164            1,605            6,498            4,576
   Restructuring costs (credit) (Note 7)                        --             (500)              --           14,250
                                                        ----------       ----------       ----------       ----------

Operating income (loss)                                      3,184            1,435            8,414           (8,675)
Interest income                                                412              384            1,162            1,285
Interest expense                                               (74)            (113)            (173)            (349)
Other income (expense), net                                     16               48              152             (100)
                                                        ----------       ----------       ----------       ----------

   Income (loss) before provision for income taxes           3,538            1,754            9,555           (7,839)

Provision for income taxes                                   1,309              561            3,535              615
                                                        ----------       ----------       ----------       ----------

      Net income (loss)                                 $    2,229       $    1,193       $    6,020       $   (8,454)
                                                        ==========       ==========       ==========       ==========

Earnings (loss) per common and common share equivalent (Note 3)

      Basic earnings (loss) per share                   $     0.24       $     0.13       $     0.65       $    (0.94)
                                                        ==========       ==========       ==========       ==========
      Diluted earnings (loss) per share                 $     0.22       $     0.13       $     0.61       $    (0.94)
                                                        ==========       ==========       ==========       ==========
Weighted average common and common share
  equivalent shares outstanding:

      Basic                                              9,318,452        9,077,934        9,257,446        8,950,584
                                                        ==========       ==========       ==========       ==========
      Diluted                                            9,956,536        9,392,877        9,890,305        8,950,584
                                                        ==========       ==========       ==========       ==========




The accompanying notes are an integral part of the consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                       FOR THE NINE MONTHS ENDED
                                                                      ----------------------------
                                                                      DEC. 28, 1997  DEC. 29, 1996
                                                                      -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  6,020       $ (8,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Non-cash portion of restructuring charge                                 --          3,500
      Provision for environmental remediation costs                           891          2,050
      Depreciation and amortization                                         3,380          3,618
      Deferred income tax benefit                                             (56)           (20)
      Compensation expense associated with stock options                      190            148
      Changes in assets and liabilities:
         Accounts receivable                                               (3,857)         1,589
         Inventories                                                         (628)        (4,302)
         Other current assets                                                 843           (968)
         Accounts payable                                                  (1,614)        (1,254)
         Accrued expenses and other liabilities                            (3,866)         7,969
                                                                         --------       --------

            Net cash provided by operating activities                       1,303          3,876
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                 (10,973)       (17,111)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of lines of credit                                                --         (1,218)
Net proceeds from issuance of common stock                                    145            214
Proceeds from exercise of options and warrants                                915            958
Payments of principal on long-term debt                                        --           (572)
Tax benefit of disqualifying disposition of incentive stock options           104            723
                                                                         --------       --------

            Net cash provided by financing activities                       1,164            105
                                                                         --------       --------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
  AND INVESTMENTS                                                             367           (167)
                                                                         --------       --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
     INVESTMENTS                                                           (8,139)       (13,297)

Cash, cash equivalents and investments, beginning of period                37,430         49,082
                                                                         --------       --------

Cash, cash equivalents and investments, end of period                    $ 29,291       $ 35,785
                                                                         ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                           $     24       $     39
                                                                         ========       ========
      Income taxes                                                       $  4,813       $  2,338
                                                                         ========       ========




The accompanying notes are an integral part of the consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 28, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

1.   FISCAL PERIODS

     The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.   INTERIM FINANCIAL STATEMENTS

     The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of the Company's financial position as of December 28, 1997, and results of operations for the three and nine months ended December 28, 1997 and December 29, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission.

3.   EARNINGS (LOSS) PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options and warrants that could share in the earnings of the Company. (Loss) per common share equivalent is computed using the weighted average number of common shares outstanding during each period.

     Basic and diluted earnings per share, as required by SFAS No. 128, are as follows (in thousands, except per share data):

                                                     Three Months Ended               Nine Months Ended
                                                 --------------------------      ---------------------------
                                                 December 28,   December 29,    December 28,    December 29,
                                                    1997           1996            1997            1996
                                                 ------------   ------------    ------------    ------------

Net income (loss)                                $    2,229      $    1,193      $    6,020       $   (8,454)
                                                 ==========      ==========      ==========       ==========

Basic weighted average shares outstanding         9,318,452       9,077,934       9,257,446        8,950,584

Weighted average common equivalent shares           638,084         314,943         632,859               --
                                                 ----------      ----------      ----------       ----------

Diluted weighted average shares outstanding       9,956,536       9,392,877       9,890,305        8,950,584
                                                 ==========      ==========      ==========       ==========

Basic earnings per share                         $     0.24      $     0.13      $     0.65       $    (0.94)
                                                 ==========      ==========      ==========       ==========
Diluted earnings per share                       $     0.22      $     0.13      $     0.61       $    (0.94)
                                                 ==========      ==========      ==========       ==========


                                   (UNAUDITED)

The following securities were not included in computing diluted earnings per share because their effect would be antidilutive.

                                           Three Months Ended                  Nine Months Ended
                                     ------------------------------      -----------------------------
                                     December 28,      December 29,      December 28,     December 29,
                                         1997              1996              1997             1996
                                     -----------       ------------      ------------     ------------

Options to purchase common stock        253,000          731,408           425,250           175,000



4.   CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities less than one year. The Company carries its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments at December 28, 1997 and March 31, 1997 consists principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company has deemed these investments to be available-for-sale at both December 28, 1997 and March 31, 1997 and they are carried at cost which approximates market value.

5.   INVENTORIES

     Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 28, 1997 and March 31, 1997:

                                                   DECEMBER 28,     MARCH 31,
                                                      1997            1997
                                                   -----------      --------
     Raw material                                    $ 9,340         $ 8,905
     Work in process                                   3,599           6,117
     Finished goods                                    7,721           5,094
                                                     =======         =======
                                                     $20,660         $20,116
                                                     =======         =======


6.   ACCRUED EXPENSES

     Accrued expenses consist of the following at December 28, 1997 and March 31, 1997:

                                                   DECEMBER 28,     MARCH 31,
                                                       1997           1997
                                                   -----------      --------

     Payroll and benefits                            $ 4,746         $ 3,768
     Restructuring  (Note 7)                             708           5,884
     Environmental remediation (Note 8)                1,460           1,017
     Other                                             6,010           3,765
                                                     =======         =======
                                                     $12,924         $14,434
                                                     =======         =======

                                   (UNAUDITED)


7.   RESTRUCTURING COSTS

     In fiscal 1997, the Company announced a restructuring of its operations, primarily in the Company's reed relay business, and recorded a net restructuring charge of $14,250. The restructuring includes severance-related costs associated with a workforce reduction of approximately 250 persons on a worldwide basis, primarily in manufacturing. Also included in the restructuring was the write-down of certain facilities and intangible assets to their net realizable value as a result of a facilities realignment and the consolidation of product lines. The Company incurred approximately $8,366 and $5,176 of these restructuring charges through the end of fiscal 1997 and for the first nine months of fiscal 1998, respectively. As of December 28, 1997, the Company had $708 remaining in accrued restructuring for restructuring activities in process, but for which payments are due in the future.

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

     (i)  United States

     In connection with the acquisition of the Clare Division of General Instrument Corporation ("GI") in 1989, the Company purchased a manufacturing facility located in Chicago. From the acquisition date until January, 1994 the Company used this facility primarily as office space. During fiscal 1993, the Company discovered environmental contamination at this facility and voluntarily reported this discovery to the Illinois Environmental Protection Agency ("IEPA") and has since been involved in discussions with the IEPA and the U.S. Environmental Protection Agency regarding the need for remediation. The Company believes that any environmental contamination predates the Company's acquisition of the facility from GI. The Company and GI jointly retained an independent environmental consulting firm to assess the remediation requirements and develop a plan to voluntarily remediate this property in accordance with federal and state law such that the property could be used for residential purposes. Prior to commencing such voluntary remediation, the Company and GI entered into a cost-sharing agreement, however, both parties have reserved their rights to litigate concerning the final cost-sharing arrangement. In September 1996, an independent environmental consulting firm retained by the Company completed their assessment of the remediation requirements. Based on the consultant's report and plan of remediation, the Company accrued an additional $750 for related remediation expenses. The Company also accrued an additional $700 receivable related to GI's portion of the remediation expense.

                                   (UNAUDITED)

During the quarter ended December 29, 1996, the Company and GI began remediation, however the approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company determined the most likely scenario will be to remediate the property to make it usable as industrial/commercial, rather than residential property, as originally planned.

     As of March 31, 1997, the Company had an environmental remediation liability of $517 and a receivable from GI of $427 related to the remediation of environmental contamination discovered at the Chicago facility.

     During the nine months ended December 28, 1997, the Company paid approximately $167 and GI paid $320 of remediation costs and related expenses. At December 28, 1997, the Company has an environmental remediation liability of $1,110. As of December 28, 1997, GI paid approximately $320 of remediation costs. Management of the Company, after consultation with its legal counsel, believes that the realization of this amount from GI is probable.

     As the remediation progresses, the Company and GI will address contamination that has been found on adjacent sites. Management continues to analyze the estimated environmental remediation liability and has accrued additional amounts when known events have required revised estimates. However, given the current stage of the remediation process and the magnitude of contamination found at the site and adjacent sites, the ultimate disposition of this environmental matter could have a significant negative impact on the Company's consolidated financial results for a future reporting period.

     (ii) Belgium

     In January 1997, the Company completed the sale of the Tongeren Manufacturing Company (TMC) to Gunther GmbH. Upon the sale of TMC, the Company has agreed to indemnify Gunther for an amount subsequently reduced to $350, for established environmental remediation costs, subject to certain conditions and limitations. The Company accrued this environmental remediation indemnification as of March 31, 1997.

9.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of any significant derivative or other financial instruments. The Company hedged its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At December 28, 1997, the Company had twelve outstanding Belgian franc ("BF") forward contracts amounting to 533,570 BF or $14,811 with a gross deferred gain of $168 from the rollover of such contracts to the planned settlement date. At December 28, 1997, the Company also had three outstanding Mexican peso ("MXP") forward contracts amounting to 4,300 MXP or $516. The Mexican peso forward contracts had no deferred gain or loss. At March 31, 1997, the Company had five outstanding forward contracts amounting to 170,000 BF or $4,923 with a gross deferred loss of $28 from the rollover of such contracts to the planned settlement date. The forward contracts hedge currency transaction exposure resulting from intercompany trade transactions.

                                   (UNAUDITED)


10.  NEW ACCOUNTING STANDARDS

     In June 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will not have a material effect on the Company's consolidated results of operations, financial position and cash flows.

     Also in June 1997, SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" was issued, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosure for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will not have a material effect on the Company's results of operations, financial position or cash flows.

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

RESULTS OF OPERATIONS

     The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                           --------------------------------  ---------------------------
                                             DECEMBER 28,     DECEMBER 29,   DECEMBER 28,    DECEMBER 29,
                                                1997             1996            1997           1996
                                           --------------   ---------------  ------------   ------------

Net sales                                       100.0%           100.0%          100.0%         100.0 %
Cost of sales                                    69.0             67.7            68.6           66.5
                                                -----            -----           -----          -----

   Gross profit                                  31.0             32.3            31.4           33.5

Operating expenses:
   Selling, general and administrative           17.9             24.2            18.4           22.9
   Research and development                       5.3              5.1             5.7            4.8
   Restructuring costs (credit)                    --             (1.6)             --           14.9
                                                -----            -----           -----          -----

Operating income (loss)                           7.8              4.6             7.3           (9.1)
Interest income                                   1.0              1.2             1.0            1.3
Interest expense                                 (0.2)            (0.4)             --           (0.4)
Other income (expense), net                        --               .2              --           (0.1)
                                                -----            -----           -----          -----

Income (loss) before income taxes                 8.6              5.6             8.3           (8.3)
Provision for income taxes                        3.2              1.8             3.1            0.6
                                                -----            -----           -----          -----

   Net income (loss)                              5.4%             3.8%            5.2%          (8.9)%
                                                =====            =====           =====          =====



     Net Sales. Net sales increased 29.6% in the third quarter of fiscal 1998 to $40.7 million from $31.4 million for the three months ended December 29, 1996. Net sales increased 20.1% for the nine months ended December 28, 1997 to $114.6 million from $95.4 million for the same period in fiscal 1997.

Net sales by major product category are as follows:

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                           ----------------------------   -----------------------------
                                           DECEMBER 28,    DECEMBER 29,   DECEMBER 28,     DECEMBER 29,
                                               1997            1996         1997             1996
                                           -------------- -------------   -------------- --------------
                                                                   (IN MILLIONS)

Semiconductor products                        $18.6           $14.8         $51.1            $45.2
Electromagnetic and other products             22.1            16.6          63.5             50.2


     The Company's semiconductor products are primarily used in data communication applications such as modems and sales have grown significantly over the last few years as Internet usage has expanded. The Company believes that the delay in adoption of a standard for 56 Kbps modem technology by the International Telecommunications Union has slowed the potential growth of the modem market place as customers postpone buying decisions awaiting a finalization of the standard.

     The Company's electromagnetic products are primarily used in telecommunication applications such as telephone switching gear and cellular phones. The continued increased usage of cellular phones has been a growth driver for the Company's dry reed switch business and we are currently expanding capacity in this operation. Another area of growth in the electromagnetic products is the Advanced Magnetic products group which provides application specific design and manufacturing services for magnetic components to various industries.

     Net sales to customers located outside of the United States increased 52.7% in the third quarter of fiscal 1998 to $18.5 million from $12.1 million in the third quarter of fiscal 1997. Net sales to customers located outside the United States increased 31.1% for the nine months ended December 28, 1997 to $48.7 million from $37.1 million for the nine months ended December 29, 1996. Net sales to customers in Europe represents 32.1% of the Company's net sales for the third quarter of fiscal 1998 and increased 84.4% in local currencies and 59.8% in U.S. dollars compared to the prior year and was impacted by a significant shifting of production by a key customer from the U.S. to Europe. Net sales to customers in Asia represent 11.7% of the Company's net sales and increased 49.5% in local currency and increased 37.9% in U.S. dollars for the quarter compared to the prior year. C.P. Clare Corporation monitors its currency exposure and international economic developments and implements appropriate tactics to minimize the Company's risk. Due to the inherent uncertainty of foreign exchange markets the Company cannot predict future events in this area. The Company will continue to focus on new markets and expansion of certain existing international markets.

     During the third quarter of fiscal 1998, several Asian countries experienced economic problems and a significant weakening of their local currencies. The Company believes that these issues did not have a material impact on the financial results for the third quarter of fiscal 1998. However, the Company does believe that these issues may have a future impact on operating results as end product demand declines in the Asian markets, credit terms tighten, and most significantly, Asian competitors with a cheaper currency put increased pressure on average selling prices for various products.

     Gross Profit. The Company's gross profit as a percentage of net sales decreased to 31.0% in the third quarter of fiscal 1998 from 32.3% in the same period of fiscal 1997. The Company's gross profit as a percentage of net sales fell to 31.4% for the nine months ended December 28, 1997 from 33.5% for the nine months ended December 29, 1996, primarily as a result of the same issues which affected the third quarter. The decrease in gross profit was primarily attributable to increased sales volume of the Company's lower margin electromagnetic products, the impact of the strengthening U.S. dollar on the Company's international sales and the additional costs associated with the new semiconductor wafer fabrication facility.

     Selling, General and Administrative Expense. Selling, general and administrative expenses decreased in the third quarter of fiscal 1998 to $7.3 million from $7.6 million in the same period of fiscal 1997 and as a percentage of net sales were 17.9% for the third quarter of fiscal 1998 as compared with 24.2% for the same period of fiscal 1997. The expenses decreased to $21.0 million for the nine months ended December 28, 1997 from $21.8 million for the nine months ended December 29, 1996 and as a percentage of sales fell to 18.4% from 22.9%, respectively. The decrease in selling, general and administrative expenses for the third quarter of fiscal 1998 is the result of the decrease of $0.4 million in environmental remediation costs from $0.8 million in fical 1997 to $0.4 million in fical 1998. For the nine months ended fiscal 1998, the decrease in selling, general and administrative expenses is the result of a $1.2 million decrease in environmental remediation costs from $2.1 million in fiscal 1997 to $0.9 million in fiscal 1998.

     Excluding this environmental charge, selling, general and administrative expenses would have increased to $6.9 million in the third quarter of fiscal 1998 from $6.8 million in the same period of fiscal 1997 and as a percentage of net sales would be 17.0% for the third quarter of fiscal 1998 as compared with 21.7% for the same period of fiscal 1997. These expenses would have increased to $20.1 million for the nine months ended December 28, 1997 from $19.7 million for the same period of fiscal 1997, but as a percentage of sales would have decreased to 17.5% from 20.6%, respectively. The increased spending primarily relates to additional selling and marketing costs resulting from increased revenue.

     Research and Development Expense. Research and development (R&D) expense increased to $2.2 million for the third quarter of fiscal 1998 from $1.6 million for the same period in fiscal 1997. R&D expense increased to $6.5 million for the nine months ended December 28, 1997 from $4.6 million for the nine months ended December 29, 1996. These increases are primarily due to the increased investment in new product development, specifically in semiconductor products The Company plans to continue to increase ongoing investment in research and development activities.

     Restructuring Cost (Credit). The Company recorded a non-recurring charge in the second quarter of fiscal 1997 of $14.8 million, which was subsequently reduced by $0.5 million in the third quarter of fiscal 1997, or $12.7 million ($1.42 per share) after income taxes, to restructure operations primarily in the Company's reed relay business. Restructuring costs include costs for work force reduction and worldwide facilities realignment. The restructuring costs also include asset write-downs of $3.5 million. See Note 7 of Notes to Consolidated Condensed Financial Statements.

     Interest Income. Interest income remained constant at $0.4 million for the third quarter in both fiscal 1998 and 1997 and decreased in the nine months of fiscal 1998 to $1.2 million from $1.3 million for the same period in fiscal 1997. Interest income is derived from investments in short term commercial paper and tax exempt municipal bonds.

     Interest Expense. Interest expense for the third quarter of both fiscal 1997 and 1998 was comparable at $0.1 million. Interest expense decreased for the nine months ended December 28, 1997 to $0.2 million from $0.3 million in the same period of fiscal 1997, primarily as a result of the Company's sale of its Belgium manufacturing company and the corresponding elimination of the European line of credit.

     Other Income (Expense), net. During the third quarter of both fiscal 1998 and 1997, other income (expense), net is primarily comprised of foreign currency translation gains. Included in other income (expense), net was income of $0.2 million for the nine months ended December 28, 1997, for a one time royalty payment received, compared to an expense of ($0.1) million for the nine months ended December 29, 1996, which is primarily the result of foreign currency translation losses.

     Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate in fiscal 1998 and 1997. Income tax expense increased to $3.5 million for the nine months ended December 28, 1997 from $0.6 million for the nine months ended December 29, 1996. In fiscal 1998 and 1997, the Company recorded income taxes at an effective rate of 37% and 38%, respectively. While the Company incurred a loss before income taxes for the nine months ended December 29, 1996, the Company did not record a full benefit for income taxes because the Company anticipated it will not fully utilize the losses associated with the restructuring.

TRENDS AND UNCERTAINTIES

CUSTOMER CONCENTRATION
In the third quarter of fiscal 1998, the Company's ten largest customers accounted for 46% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material, adverse effect on the Company's future results.

INTERNATIONAL OPERATIONS
The Company's international operations are subject to several risks including, but not limited to, fluctuations in the value of foreign currencies, changes to import and export duties or regulations, greater difficulty in collecting accounts receivable and labor unrest. While to date these factors have not had a material impact on the Company's results, there can be no assurance that there will not be such an impact in the future.

COMPETITION
C.P. Clare competes with various companies across the world. Certain of the Company's competitors may have greater manufacturing, engineering or financial resources than the Company.

RELOCATION OF TAIWAN MANUFACTURING OPERATION TO MEXICO
The Company is currently in the process of closing its assembly operation in Taiwan and consolidating all relay assembly operations into the existing operation in Mexico. Although the Company will attempt to achieve this relocation with minimal disruption to our customers there can be no assurances that such disruption will not occur and that this transition will be achieved without a material, adverse impact on a particular reporting period.

COMPLETION OF THE NEW WAFER FABRICATION FACILITY
The Company is currently bringing on line our new semiconductor wafer fabrication facility in Beverly, Massachusetts. Although this project has progressed close to the original schedule and budget, there can be no assurance that this will continue or that there will be no impact to semiconductor production in future periods.

POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK
The price of the Company's common stock is subject to significant fluctuations due to variations in the Company's quarterly results, industry conditions and general market attitudes regarding high technology companies.

RELIANCE ON KEY SUPPLIERS
The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's needs effectively and on a timely basis and any such disruption could have a material, adverse impact on future results.

NEW SYSTEMS
The Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system for all applications and locations. This new system is compliant with year 2000 issues. This effort is consuming significant resources of the Company and implementation of various applications is scheduled throughout fiscal year 1999. As a result of the systems transition, Company may experience disruptions which may have material, adverse impact on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 28, 1997, the Company's cash, cash equivalents and investments decreased by $8.1 million. Operations provided $1.3 million of cash during this period, mainly as a result of net income and depreciation and amortization, which was offset by an increase in accounts receivable and a decrease in accounts payables and in other accrued expenses. The Company used $11.0 million for capital expenditures during the nine months ended December 28, 1997. Financing activities provided $1.2 million of cash during the period, primarily from the proceeds from exercises of stock options and warrants.

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

     The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges with financial institutions. There can be no assurance that this policy will eliminate all currency exposure.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

          EXHIBIT NO.                            DESCRIPTION

                27.0 Financial Data Schedule (Edgar)

(b)       Reports on Form 8-K

                The Registrant filed no Current Reports on Form 8-K during the quarter ended December 28, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      C.P. CLARE CORPORATION


                                      By: /s/ Thomas B. Sager
                                          ----------------------------------
                                          Thomas B. Sager
                                          Vice President and
                                          Chief Financial Officer


Date: February 11, 1997