Form 10-K
period 1998-03-31
C P CLARE CORP
filed 1998-06-25
CIK 945123

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1998          COMMISSION FILE NUMBER 0-26092

                             C.P. CLARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                MASSACHUSETTS                                    04-2561471
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

             78 CHERRY HILL DRIVE                                  01915
                 BEVERLY, MA                                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (978) 524-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 5, 1998, was $104,357,750

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of June 5, 1998, was 9,383,340

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
PART I
1.    Business....................................................    1
2.    Properties..................................................   10
3.    Legal Proceedings...........................................   10
4.    Submission of Matters to a Vote of Security Holders.........   10
PART II
5.    Market for Registrant's Common Equity and Related
      Stockholder Matters.........................................   11
6.    Selected Financial Data.....................................   12
7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   13
7a.   Quantitative and Qualitative Disclosures About Market
      Risk........................................................   18
8.    Financial Statements and Supplementary Data.................   18
9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   18
PART III
10.   Directors and Executive Officers of the Registrant..........   19
11.   Executive Compensation......................................   19
12.   Security Ownership of Certain Beneficial Owners and
      Management..................................................   19
13.   Certain Relationships and Related Transactions..............   19
PART IV
14.   Exhibits, Financial Statement Schedules and Reports on Form
      8-K.........................................................   20
      (a) Financial Statements and Financial Statement Schedule
      (b) Reports on Form 8-K
      (c) Exhibits
15.   Signatures..................................................   50

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

                                     PART I

ITEM 1.  BUSINESS

     C.P. Clare Corporation (the "Company" or "C.P. Clare"), is a leading provider of high voltage analog semiconductor integrated packages and discrete components, electromagnetic relays and switches, surge protection devices, transformers and specialized electronic components to the world's foremost manufacturers of electronic communications equipment. The Company's products supply the interface between electrical power sources and electronic components by providing the basic isolation and switching functions required by electronic communications applications. The Company's recently introduced semiconductor products have achieved rapid acceptance and have replaced older technologies or functions in some established applications.

     C.P. Clare is a technology leader in the semiconductor segment of the small signal relay market. C.P. Clare's semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and have contributed to the development of a number of new product applications such as 56K PC card modems, modem interfaces to the Internet, cable set top boxes, and other computer telephony uses such as voice mail systems. Semiconductor products represent the core of the Company's growth strategy for communication applications and accounted for 45% and 47% of the Company's net sales in fiscal years 1998 and 1997, respectively.

     C.P. Clare focuses on providing solutions for the telecommunications and datacommunications industries due to their significant utilization of analog semiconductor components and growing demand for highly integrated semiconductor packages. The Company's customers include leading global OEMs such as Motorola, 3Com, Alcatel, GVC, Lucent Technologies, ABB, Samsung, Compaq, Nokia, LM Ericsson, Dialogic, Diamond Multimedia, Psion, and Daewoo.

     C.P. Clare was founded in 1937 to design, manufacture and sell electromagnetic products, was sold to General Instrument Corporation in 1967 and operated as a division thereof. Theta-J Corporation, founded in 1975, to design, manufacture and market semiconductor based electronic components, purchased the North American, Taiwanese and European operations of the Clare Division of General Instrument in 1989 (the "1989 Transaction") and changed its name to C.P. Clare Corporation. The 1989 Transaction resulted in the formation of the Company in substantially its present form. The Company is incorporated under the laws of Massachusetts and its principal offices are located at 78 Cherry Hill Drive, Beverly, Massachusetts, 01915.

BACKGROUND

     The growth in the worldwide telecommunications and datacommunications markets is being fueled by the convergence of several technological and market trends which are leading to a broad and increasing array of communications, networking, computer telephony and computing products. Advances in computer hardware and software have accelerated the technological shift to distributed processing over communications networks. Trends toward portability, miniaturization and broader functionality have resulted in significant growth in mobile communications, portable computing and network access products.

     Analog semiconductor integrated packages and circuits and discrete components provide the interface between voltages and currents for a broad range of products in the telecommunications and datacommunications markets, as well as for products in a wide array of other applications such as telemetering and remote access, consumer electronics, appliances, computer peripherals, gaming equipment, automotive, aerospace, automatic test equipment, industrial controls and instrumentation. The Company's analog semiconductor integrated packages and discrete components provide two basic functions required by virtually all electronic and electrical products: isolation and switching. Isolation separates the low current communication signal circuit from the higher power circuit, while the switching function controls the flow of current.

     Various types of integrated packages and components based on semiconductor, electromechanical and electromagnetic technologies have been developed to meet these isolation and switching requirements. C.P. Clare designs, manufactures and sells analog semiconductor and electromagnetic products for voltage, circuit and other applications such as surge protection and AC power conditioning. These technologies and resulting products are utilized for various communications applications based on a number of factors, including performance, sensitivity, resistance, size, speed and cost.

STRATEGY

     C.P. Clare's strategy is to expand its technological leadership and worldwide customer relationships in order to profitably expand its market share for its semiconductor, electromagnetic, surge protection and specialized electronic component products in existing and new communications and industrial applications. Key elements of this strategy are:

     Capitalize on Semiconductor Opportunities. C.P. Clare is a leader in semiconductor relay technology, offering a broad line of semiconductor products in a wide variety of package types and specifications. The Company seeks to significantly expand the application of its semiconductor technology into existing and new markets such as communications and instrumentation through the integration of more functions using fewer chips. From its new 5" wafer fabrication facility ("Facility") in Beverly, Massachusetts, C.P. Clare is developing new process technologies in order to engineer high voltage analog integrated circuits. The Company anticipates that new products and additional capacity from the Facility will better position it for increased product demand resulting from technology advances in the communications market. During fiscal year 1998, the Company introduced several new products while maintaining the startup schedule of the Facility.

     Focus on Communications Industry. The Company has focused primarily on developing solutions for the computer telephony, datacommunications and telecommunications industries due to their significant utilization of analog semiconductor discrete components and electromagnetic switches and relays; and their increased need for analog semiconductor integrated packages and circuits. The Company's semiconductor products are an enabling technology in certain applications such as modems, computer telephony, and communication interfaces. C.P. Clare's electromagnetic products are integral components in other applications such as cellular telephones and accessories. During the year, product sales to the communications industry represented a significant portion of the Company's total sales. The Company is qualifying processes and designs which can capitalize on its core competencies of optical isolation, high voltage analog semiconductor processes, experience with bonded wafer technology and multi chip packaging for integrated circuits.

     New Product Development and Additional Analog Engineers. The Company has increased and intends to continue to increase its investment in new product development and strengthen the functionality of existing products in an effort to enter new markets and gain share in existing markets. Product development also includes further integration of new and existing high voltage analog semiconductor integrated packages and components into fewer circuits. Company sponsored research and development expenses were $8.9 million (or 5.7% of total revenues) and $6.5 million (or 5.1% of total revenues), for fiscal years 1998 and 1997, respectively. The Company's core competencies in semiconductor design, multi chip packaging, and coil winding have allowed it to introduce new products to existing and prospective customers. During fiscal year 1998, the Company added several analog engineers to complete its first stage of building a core of engineers to accelerate new product development and technologies. This is an integral part of the Company's strategy going forward.

     Leverage Customer Relationships and Pursue New Market Opportunities. The Company has established long standing customer relationships due to its strong worldwide brand recognition, broad product offerings, and quality customer service. The Company intends to further leverage its customer relationships by offering complementary new products to its existing customer base and by pursuing new market opportunities.

The Company is capitalizing on its worldwide brand recognition to expand into new geographic markets and new industries. The Company is seeking to increase sales to Japan, China, India and Southeast Asia, where significant opportunities exist for sales of both semiconductor and electromagnetic products.

     Acquisitions. The Company's strategy includes external growth in its engineering resources and revenue from strategic partnerships and acquisitions. Such acquisitions may include fabless design organizations, which provide additional engineering resources to accelerate existing projects and the development of new products in the high voltage analog semiconductor application.

CUSTOMERS

     C.P. Clare has established a broad base of approximately 700 customers representing a wide range of industries and applications. The communications industry represents the Company's largest customers due to the industry's pervasive use of analog semiconductor integrated packages and the need for more highly integrated high voltage analog circuits. The Company seeks to sell multiple product solutions to its customers in order to allow C.P. Clare to become more of a strategic communications products supplier. Sales to customers outside the United States comprised 42.4%, 38.0%, and 42.6%, of the Company's net sales for the fiscal years 1998, 1997, and 1996 respectively. For fiscal years 1998, 1997 and 1996, net sales to Motorola represented 14 %, 17%, and 16% of net sales, respectively.

PRODUCT APPLICATIONS

     The Company's products are used in a wide variety of applications, including telephone network interfaces caller identification uses, high current MOSFET switching, integrated package testers, high frequency communications, scanners, and radio frequency equipment. Set forth below is a representative sample of applications for the Company's semiconductor and electromagnetic products.

  Communications

     Telephone Network Interfaces. The Company develops products for and sells into interface and network applications for the communications industry. C.P. Clare was the first to introduce semiconductor products in thin, small flat-pack packages that integrate the functionality previously provided by a number of discrete components including relays, surge protection devices and modem isolation transformers. These products are referred to as the Data Access Arrangement (DAA). The DAA is an arrangement of discrete components principally used in analog datacommunications which interface with telephone network applications. In certain DAA products such as the Cybergate(TM) 2000 and 2100, the complete DAA function is designed for both US and European markets. This manufacturing capability has allowed C.P. Clare to become a leading worldwide supplier of semiconductor analog integrated packages and components to the major manufacturers of communication products such as PCMCIA card modems. PCMCIA cards are thin, credit card size modems which insert into a designated slot in mobile computer equipment, allowing the portable computer to transmit data over telephone lines and function as a facsimile machine.

     Cellular Phones. Cellular telephones and accessories, which are becoming commonplace, require a high degree of durability and reliability. The Company's electromagnetic dry reed switches, an enabling component of the flip phone, are surface-mountable switches which maintain switch orientation and provide cost-effective, reliable and automated assembly in small package sizes for wireless, modem and video switching requirements.

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

     Control Instrumentation. Operations such as power plants require multiple processes to be monitored and controlled under a broad range of environmental conditions. The Company's electromagnetic wetted reed relay, semiconductor and surge protection products are used to provide isolation and surge protection.

  Automatic Test Equipment

     Electrical Testers. Semiconductor and printed circuit board testers require precise measurement of small, complex products such as integrated circuits, silicon wafers and printed circuit board assemblies. In each of these pieces of equipment, test points are created by placing a dry reed relay on each electrical path. If the test path is functioning correctly, the dry reed relay is activated. C.P. Clare's dry reed relays feature low capacitance, a critical feature for this application which requires sensitivity and precision; and are offered in small surface mount, high frequency signals up to 1 GigaHertz ("GHz").

     Security. The security industry requires low cost, high reliability relay and switch products for use in proximity sensors, infrared detectors, smoke detectors, carbon dioxide sensors and supervisory control panels. The Company's electromagnetic dry reed switches provide a low cost, rugged and reliable switch for use in proximity sensors which cause the switch to be activated by use of an external magnet when a door or window is opened.

PRODUCTS

     The Company manufactures several hundred standard products and also develops and manufactures products for specific customer applications. The Company has two major product families: analog semiconductor products, which include relays, optocouplers and integrated packages; and electromagnetic products, which include reed relays, switches, magnetic components, modem isolation transformers and surge protection products which are often complementary to the Company's semiconductor products. Each product line builds on one or more of the Company's core competencies in the areas of semiconductor technology design and processing, multi chip packaging, coil winding, ceramic-to-metal sealing and materials processing.

  SEMICONDUCTOR PRODUCTS

     The Company manufactures a wide variety of semiconductor products consisting primarily of high voltage analog components, optocouplers and integrated packages which are sold in a broad line of over 270 configurations. The Company's semiconductor products are sold primarily to communications customers and are also utilized in a number of applications in other industries such as automated process control, data acquisition, aerospace and transportation. Semiconductor products achieve the required isolation and switching functions with no moving parts, eliminating the mechanical wear typically associated with other types of electromagnetic relays, thus improving reliability with low distortion. The Company has integrated several additional functions into one small package, thereby further reducing board size requirements and providing the user with lower component and assembly costs. The Cybergate(TM) 2000 data access arrangement series allows the Company to sell more of its components into those analog datacommunications applications where multiple discrete components are typically used.

  ELECTROMAGNETIC PRODUCTS

     The Company manufactures a broad range of electromagnetic products consisting of dry reed switches and relays and magnetic components, used in applications such as modems, sensors and transformers. The Company's electromagnetic products are sold primarily to the communications industry and are also sold to other industries such as industrial and automated process control, transportation, home security, aerospace and transportation. The electromagnetic switch consists of two flat metal blades, or reeds, which are encapsulated in a glass tube and hermetically sealed in an inert atmosphere. Switches are opened or closed by use of an external magnetic field. The switch is the basic component of the electromagnetic relay which is formed by winding a wire coil around the switch. When an electrical signal is applied to the coil, it creates an electromagnetic field which causes the switch to open or close. The Company has succeeded in offering a miniaturized, surface mount, high frequency products to its customers.

     Dry Reed. The Company's dry reed switch, the DYAD(R), has electrical contacts which have an extremely hard refractory metal applied to the contacts. The DYAD(R) was the first commercially available switch to have surface mount capabilities which maintain orientation between the pads and the switch. Surface mounting allows for the automated placement of the switch onto circuit boards, thus lowering manufacturing costs. The Company's DYAD(R) switch has a rugged design which may increase product life and has lower bounce, which provides less electronic noise and is particularly important for applications with a high degree of sensitivity. Dry reed products, which can be manufactured in high volumes at low cost, can function through millions of operations and have low resistance, which causes less heat generation and power consumption.

     The communications industry, with products such as cellular phones, modems and facsimile machines, represents the largest market for dry reed switches and relays. Dry reed switches are also widely used in automatic test equipment applications, due to their high sensitivity and low resistance, and alarm sensors for residential and commercial security applications.

     Wetted Reed. The Company sources its wetted reed switches from a dedicated supplier. The wetted reed high performance switch uses a liquid mercury film which is applied or wetted to the electrical contacts. This mercury-to-mercury connection when the switch is closed provides the lowest contact resistance and the least distortion of all switch technologies. Wetted reed products provide advantages similar to those of dry reed products but are able to offer higher performance characteristics. The Company's wetted reed products are primarily used in telecommunications applications such as central office equipment, telephone switching gear, telephone test systems and PBXs. Wetted reed products are also used in process control applications and the instrumentation market in precision measuring and watt meter applications.

     Magnetic Components. The Company provides application-specific engineering, design and manufacturing subcontracting services for magnetic components and power conditioning, ranging from small coil windings that may be attached to printed circuit boards, to magnetic subassemblies, such as solenoids, used by customers in the computer, automotive, power supply and lighting markets. The Company has developed a standard telecommunications transformer designed to replace isolation transformers currently used in large volumes in communications applications, and offers a modem isolation transformer in the semiconductor DAA product. In fiscal year 1998, the Company renamed its magnetic components division to C.P. Clare Remtech Division.

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

PRODUCT DEVELOPMENT

     The Company intends to build upon its capability of innovation in both the semiconductor and electromagnetic market segments. The Company's product development strategy is driven by two objectives: meeting customer application requirements and extending the Company's technical capabilities. The Company has focused on utilizing its relationships with key OEMs and its applications engineering capability to enhance existing products and develop new products.

     Semiconductor Products. The Company has developed new semiconductor integrated products which offer increased, integrated functionality in one package. The Company is also developing high voltage analog integrated circuits, designed to be smaller, more functional and less expensive than other semiconductor relay chips and designed to replace the electromechanical relay in certain applications. These new products are targeted to the mixed signal interface of datacommunications products. Also under development are products for certain telephone line card access, data acquisition, medical electronics and automated process control applications.

     Electromagnetic Products. The Company is engaged in a number of product development projects for both dry reed switches and relays. Dry reed switch product development is focusing on further miniaturizing the product with a design similar to that of the DYAD(R) in order to address the market trend toward smaller products, especially in certain applications in the security and automatic test equipment markets, as well as for higher frequency switching applications.

SALES AND DISTRIBUTION

     C.P. Clare sells its products to its worldwide customers through a network of direct salespeople, contract sales representatives and distributors in North America, Europe, Japan and the Far East.

     Sales through distributors represented 16% of the Company's overall sales in fiscal year 1998. In general, sales representatives and distributors have entered into agreements that allow for termination by either party upon 30 days notice and return by distributors of some of the Company's products. These agreements generally allow representatives and distributors to market and sell products competitively with those of the Company and generally permit representatives and distributors to return a portion of products purchased by them during the term of such agreements and to return all products (other than obsolete products) purchased by them upon termination of such agreements.

BACKLOG

     The Company's backlog method includes only those purchase orders scheduled for shipment within 6 months following the order date. As of March 31, 1998, six month order backlog was approximately $34.3 million compared with six month backlog of $32.6 million as of March 31, 1997. Although the Company's contract terms may vary from customer to customer, purchasers of standard products may generally cancel or reschedule orders without significant penalty. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

MANUFACTURING

     The Company's Beverly, Guadalajara and St. Louis manufacturing facilities are ISO 9001 certified. ISO 9001 certification is an international certification for quality control systems, the receipt of which emphasizes the Company's commitment to quality control and assists the Company in becoming a qualified supplier for certain customers.

     Semiconductor Products. The manufacturing of semiconductor products involves two general phases of production: the wafer fabrication (chip manufacturing) process, and the assembly (chip packaging) process. The Company's Massachusetts wafer fabrication facilities design, manufacture and test chips. All fabricated chips are shipped for assembly to a subcontractor in the Philippines. Certain assembled relays are returned to Massachusetts for testing, packaging, and shipment to the customer.

     Electromagnetic Products. The Company manufactures dry reed switches in St. Louis, Missouri and assembles relays in Guadalajara, Mexico. In January, 1997, the Company sold the Tongeren Manufacturing Company ("TMC") to Gunther, GmbH. This allowed the exit from a high cost wetted reed manufacturing environment, while maintaining a strong European sales and marketing presence. Wetted reed switches are purchased from the new owners of TMC in Tongeren, Belgium under a long-term supply agreement. In March, 1998 the Company closed its dry reed relay assembly operation in Chitu, Taiwan and shifted production to Guadalajara, Mexico. Magnetic components are designed and assembled in Guadalajara, Mexico.

     The Company's Mexican facilities perform assembly operations for all non semiconductor business units and account for a significant portion of the Company's overall manufacturing output. These facilities were established and are operated under the Maquiladora program. In general, a company that operates under the program is required to export at least 80% of its production from Mexico and is afforded certain duty and tax preferences and incentives on products brought back into the United States.

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

EMPLOYEES

     As of March 31, 1998, the Company had 1,719 total employees including 1,517 in manufacturing, 88 in sales and marketing, 52 in research and development and 62 in administration. While none of the Company's United States employees are unionized, the Company's employees in Mexico and Taiwan are represented by government mandated collective bargaining agreements. The Company believes that its relations with employees are generally good.

PROPRIETARY RIGHTS

     At March 31, 1998, the Company held a number of United States and foreign patents and trademarks. The Company has additional U.S. and foreign patent and trademark applications pending. The Company intends to continue to seek patents on its products, as appropriate. The Company believes, that although these patents may have value, given the rapidly changing nature of the industries in which the Company competes, the Company depends primarily on the technical competence and creativity of its technical work force and its ability to continue to introduce product improvements rapidly. The Company does not believe that the success of its business is materially dependent on the existence, validity or duration of any patent, license or trademark.

     The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Each employee of the Company is required to sign an agreement regarding ownership of proprietary rights and trade secrets. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The process of seeking patent protection can be long and expensive, and there can be no assurance that existing patents or any new patents that may be issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents on certain of the Company's products and technologies. Although the Company has not been a party to any material intellectual property litigation other than that described herein, in the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

ENVIRONMENTAL

     The Company's facilities are regulated pursuant to foreign, state and federal statutes, including those addressing hazardous waste, clean water and clean air. The Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended (the "Superfund Act"), imposes retroactive, strict and, in certain cases, joint and several liability upon certain persons in connection with the cleanup of sites at which there has been a release or threatened release of hazardous substances into the environment. The Superfund Act provides for immediate response and removal actions coordinated by the Environmental Protection Agency to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute imposes liability for these responses and other related costs, including the cost of damages to natural resources, to the parties involved in the generation, transportation and disposal of such hazardous substances and to those who currently own or operate or who previously owned or operated the property upon which such releases occurred. Under the statute, and given the manufacturing processes used by the Company, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the current or former owner or operator of a facility from which there is a release of a hazardous substance into the environment. The Company has not to date had any action brought against it under the Superfund Act, but there can be no assurance that there will be no action brought against the Company in the future. Local sewer discharge requirements are applicable to certain of the Company's facilities. The Company's facilities are subject to local siting, zoning and land use restrictions. The Company believes it is in compliance with all foreign, federal, state and local laws regulating its business. The Company, however, has not undertaken a comprehensive review of its properties to determine whether or not hazardous materials have been discharged at any time in the past, whether by the Company or a previous occupant of the facility. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject the Company to fines or substantial liability. In addition, the Company could be held financially responsible for remedial measures if its properties were found to be contaminated whether or not the Company was responsible for such contamination.

     An environmental site investigation commissioned by the Company in 1992, on its West Pratt Avenue facility in Chicago, Illinois ("Site"), reported evidence of contamination at the Site. The Company voluntarily reported the discovery to the Illinois Environmental Protection Agency ("IEPA"), and has since been involved in discussions with IEPA and the U.S. Environmental Protection Agency regarding the implications of the investigation and the need for further investigation and remedial work. The Company and General Instrument, the former Site owner, have agreed to share the costs of implementing the proposed cleanup plan at both the Site and the adjacent properties. Pursuant to that agreement, General Instrument will pay for 75% of the costs of the soil remediation and related environmental cleanup costs, and the Company will bear 25% of such costs and the complete cost of removing asbestos from the building structure and building demolition. The agreement is subject to a reservation of both parties' rights to reallocate these costs or litigate concerning final liability at the Site. If a final accounting acceptable to C.P. Clare cannot be attained, C.P. Clare may commence litigation against General Instrument to recover its fair share of such costs.

     During fiscal 1997 and fiscal 1998, the Company completed remediation of the Site to industrial/commercial standards. The Company has received a no-further-remediation letter from the IEPA and is in discussions regarding the sale of the Site. See Note 8 of Notes to Consolidated Financial Statements.

     Further testing has confirmed that some of the contamination has migrated onto two adjacent properties. The Company and General Instrument are continuing to address contamination that has been found on adjacent sites. The Company has completed the remediation agreed to by the parties on one of the adjacent sites and expects that such site will receive a no further remediation letter with respect to the remediation completed by the Company.

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

     Development of New Products. The markets for the Company's products are characterized by technological change and new product introductions. In particular, the Company is dependent on the communications industry which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for communications related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop its new products. Slower than expected acceptance of these new products will have the effect of adversely affecting the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase performance. If the Company is unable to develop such new capabilities or is unable to design, develop and introduce competitive new products, its operating results would be adversely affected.

     Customer Concentration. In fiscal year 1998, the Company's ten largest customers accounted for 35% of total net sales as compared to 37% in fiscal year 1997. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material, adverse effect on the Company's future results.

     International Operations. The Company's international operations are subject to several risks including, but not limited to, fluctuations in the value of foreign currencies, changes to import and export duties or regulations, greater difficulty in collecting accounts receivable and labor unrest. While to date these factors have not had a material impact on the Company's results, there can be no assurance that there will not be such an impact in the future.

     Competition. C.P. Clare competes with various companies across the world. Certain of the Company's competitors may have greater manufacturing, engineering or financial resources than the Company. There can be no assurance for the Company's performance under competitive market conditions.

     Full Operation of the New Wafer Fabrication Facility. The Company recently completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address current capacity constraints and operating efficiencies in the production of its semiconductor products. Delays in the delivery of equipment or the full qualification of the new facility could delay the full operation of the new facility. Any such delay would have a material, adverse effect on the Company's future operating results. The new facility must be effectively and fully utilized in order for the Company's projected efficiencies to be fully realized. Delays in full and effective utilization will have a material, adverse effect on the Company's future operating results.

     Reliance on Key Suppliers. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's needs effectively and on a timely basis and any such disruption could have a material, adverse impact on future results.

     New Systems. The Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system for all applications and locations. The Company has been informed by the vendor that this new system is compliant with year 2000 issues. This effort is consuming significant resources of the Company and implementation of various applications is scheduled throughout fiscal year 1999. As a result of the systems transition, the Company may experience business disruptions or year 2000 compliance issues which may have material, adverse impact on the Company's results of operations.

     Fluctuations in Operating Results. The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. The Company has increased the scope and geographic area of its operations. This expansion has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. These operating systems are in the process of being updated and centralized, while the existing operating systems are phased out. The Company's future success will depend to a large part on its ability to manage these changes and manage effectively its remote offices and facilities.

ITEM 2.  PROPERTIES

     C.P. Clare, headquartered in Beverly, Massachusetts, operates the following manufacturing facilities worldwide:

LOCATION                         SQUARE FOOTAGE    INTEREST            PRODUCTS MANUFACTURED
--------                         --------------    --------    -------------------------------------
Beverly, Massachusetts.........      83,000         Leased            Corporate Headquarters
                                                                      Semiconductor Products
Wakefield, Massachusetts.......      25,000         Leased            Semiconductor Products
St. Louis, Missouri(1).........      20,000         Leased     Dry Reed Products and Surge Arresters
Guadalajara, Mexico(1).........     193,000         Leased       All products except Semiconductor

---------------
(1) Multiple locations.

     The Company also leases additional sales offices in Illinois, Florida and California in the United States, and also in Belgium, Canada, France, Germany, Japan, and Taiwan. The Company believes its office facilities are adequate for its current needs.

     The Company also has a site located at 3101 West Pratt Avenue, Chicago, Illinois which the Company does not use and is being marketed to a commercial buyer. See "Business -- Environmental."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on The Nasdaq National Market (the "Nasdaq") on June 21, 1995, under the symbol "CPCL". The following table sets forth the quarterly high and low closing sales prices per share reported on the Nasdaq.

                             QUARTER ENDED                                  HIGH    LOW
                             -------------                                  ----    ----
April 1, 1997     --  June 30, 1997.....................................    $15 3/4 $8 1/8
July 1, 1997      --  September 30, 1997................................    19 7/8  13 1/2
October 1, 1997   --  December 31, 1997.................................    20      12 3/8
January 1, 1998   --  March 31, 1998....................................    16 5/8  12 1/8

     On June 5, 1998, the last reported sale price of the Common Stock on the Nasdaq was $12.50. On June 5, 1998, there were 153 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its subsidiaries as of and for each of the years in the five-year period ended March 31, 1998. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                      FISCAL YEARS ENDED MARCH 31,
                                         ------------------------------------------------------
                                          1994       1995        1996        1997        1998
                                         -------    -------    --------    --------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Net sales............................  $75,970    $95,992    $127,928    $128,161    $156,271
  Cost of sales........................   58,425     69,546      86,464      85,603     107,427
                                         -------    -------    --------    --------    --------
     Gross profit......................   17,545     26,446      41,464      42,558      48,844
  Operating expenses:
     Selling, general and
       administrative..................   12,155     17,143      23,857      28,330      28,157
     Research and development..........    2,489      3,532       4,447       6,543       8,869
     Restructuring costs(1)............      730        727          --      14,250          --
                                         -------    -------    --------    --------    --------
  Operating income (loss)..............    2,171      5,044      13,160      (6,565)     11,818
  Interest income......................       --         --       1,052       1,578       1,454
  Interest expense.....................   (2,942)    (2,841)     (1,300)       (452)       (215)
  Other income (expense), net..........      190        476         (20)         (8)        135
                                         -------    -------    --------    --------    --------
  Income (loss) before provision for
     income taxes and extraordinary
     gain..............................     (581)     2,679      12,892      (5,447)     13,192
  Provision for income taxes...........       44      1,342       5,158       1,464       4,880
                                         -------    -------    --------    --------    --------
  Income (loss) before extraordinary
     gain..............................     (625)     1,337       7,734      (6,911)      8,312
  Extraordinary gain on early
     retirement of debt................    1,340      1,742          --          --          --
                                         -------    -------    --------    --------    --------
     Net income (loss).................  $   715    $ 3,079    $  7,734    $ (6,911)   $  8,312
                                         =======    =======    ========    ========    ========
  Basic and diluted earning (loss) per
     share(2)
  Basic earnings (loss) per share:
     Income (loss) before extraordinary
       gain............................  $ (0.21)   $  0.45    $   1.22    $  (0.77)   $   0.90
     Extraordinary gain................     0.45       0.59          --          --          --
                                         -------    -------    --------    --------    --------
     Net income (loss).................     0.24       1.04        1.22       (0.77)   $   0.90
                                         =======    =======    ========    ========    ========
  Diluted earnings (loss) per share
     Income (loss) before extraordinary
       gain............................  $ (0.18)   $  0.26    $   0.95    $  (0.77)   $   0.83
     Extraordinary gain................     0.39       0.35          --          --          --
                                         -------    -------    --------    --------    --------
     Net income (loss).................     0.21       0.61        0.95       (0.77)       0.83
                                         =======    =======    ========    ========    ========
  Weighted average number of common
     shares outstanding:
     Basic.............................    2,924      2,948       6,316       8,992       9,280
                                         =======    =======    ========    ========    ========
     Diluted...........................    3,472      5,081       8,176       8,992       9,967
                                         =======    =======    ========    ========    ========
CONSOLIDATED BALANCE SHEET DATA:
  Total Assets.........................  $42,883    $55,271    $115,208    $111,170    $114,186
  Long-term debt, net of current
     portion...........................   16,682     15,969       4,034         550          --

---------------
(1) See Note 9 of the Notes to Consolidated Financial Statements for more information about the fiscal year 1997 restructuring costs.

(2) See Note 2(e) of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     C.P. Clare is a leading provider of high voltage analog semiconductor integrated packages and discrete components, electromagnetic relays and switches, surge protection devices, transformers and specialized electronic components to the world's foremost manufacturers of electronic communications equipment.

RESULTS OF OPERATIONS

     The following table sets forth the relative percentages of certain income and expense items to net sales for the periods indicated:

                                                                FISCAL YEARS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   67.6     66.8     68.7
                                                              -----    -----    -----
  Gross profit..............................................   32.4     33.2     31.3
Operating expenses:
  Selling, general and administrative.......................   18.6     22.1     18.0
  Research and development..................................    3.5      5.1      5.7
  Restructuring costs.......................................     --     11.1       --
                                                              -----    -----    -----
Operating income (loss).....................................   10.3     (5.1)     7.6
Interest income.............................................    0.8      1.2      0.9
Interest expense............................................   (1.0)    (0.4)    (0.1)
                                                              -----    -----    -----
Income (loss) before provision for income taxes.............   10.1     (4.3)     8.4
Provision for income taxes..................................    4.1      1.1      3.1
                                                              -----    -----    -----
  Net income (loss).........................................    6.0%    (5.4)%    5.3%
                                                              =====    =====    =====

FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

     Net Sales. In fiscal 1998, net sales increased to $156.3 million compared with $128.2 million in fiscal 1997, an increase of 21.9%. Sales volume of the Company's semiconductor products increased by 16.2%. Electromagnetic and other products increased 27%.

     The Company's semiconductor products are primarily used in data communication applications such as modems and sales have grown significantly over the last few years as Internet usage has expanded. The Company believes that the delay in adoption of a standard for 56 Kbps modem technology by the International Telecommunications Union has slowed the potential growth of the modem market place as customers postponed buying decisions awaiting a finalization of the standard.

     The Company's electromagnetic products are primarily used in telecommunication applications such as telephone switching gear, cellular phones and accessories. The continued increased usage of cellular phones has been a growth driver for the Company's dry reed switch business and the Company is currently expanding capacity in this operation. Another area of growth in electromagnetic products has been in the C.P. Clare Remtech Division, which provides application specific design and manufacturing of magnetic components for various uses.

     Net sales by major product category were as follows:

                                                                FISCAL YEARS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
                                                                  (IN MILLIONS)
Semiconductor products......................................     $60.0      $69.7
Electromagnetic and other products..........................      68.2       86.6

     Net sales to customers located outside the United States (primarily Europe and Asia) increased 36.3% in fiscal 1998 to $66.4 million from $48.7 million in fiscal 1997, primarily due to increased demand in the Far East and Europe. Net sales to customers in Europe represented 29.6% of the Company's net sales for fiscal 1998 and increased 46.7% in local currencies and 28.1% in U.S. dollars compared with the prior year and was impacted by a significant shifting of production by a key customer from the U.S. to Europe. Net sales to customers in Asia represented 12.8% of the Company's net sales for fiscal 1998 and increased 39.8% in local currencies and 61.5% in U.S. dollars compared with the prior year.

     The Company expects that foreign sales will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainties in a number of foreign countries, especially in Asia, could reduce the Company's sales to these markets. The Company will continue to focus on new markets and expansion of certain existing international markets.

     Gross Profit. The Company's gross profit as a percentage of net sales decreased to 31.3% in fiscal 1998 from 33.2% in fiscal 1997. The decrease in gross profit was primarily due to start up costs related to the new semiconductor wafer fabrication facility and the impact of the strengthening U.S. dollar on the Company's international sales, mostly in Europe.

     Selling, General and Administrative Expense (SG&A). SG&A expenses of $28.2 million in fiscal 1998 were flat as compared to fiscal 1997, and decreased as a percentage of net sales to 18% in fiscal 1998 from 22.1% in fiscal 1997. The largest single component of the fiscal 1997 expense was a non-recurring, environmental charge of $2.1 million. Excluding this non-recurring charge, SG&A expense would have increased to $28.2 million in fiscal 1998 from $26.2 million, and decreased as a percentage of net sales to 18% in fiscal 1998 from 20.4% in fiscal 1997. After excluding this charge, the dollar increase in SG&A spending of $2.1 million in fiscal 1998 primarily relates to increase selling and marketing costs associated with increased sales volume.

     Research and Development Expense. Research and development expense increased in fiscal 1998 to $8.9 million from $6.5 million in fiscal 1997 and increased as a percentage of net sales to 5.7% in fiscal 1998 from 5.1% in fiscal 1997, as a result of increased investments in new product development programs, primarily for semiconductor products. The Company expects to maintain its current rate of research and development spending as current R&D programs are continued, especially at the Company's new semiconductor facility in Beverly, Massachusetts.

     Restructuring Costs. In fiscal 1997, the Company recorded a restructuring charge of $14.3 million, or $1.42 per share after income taxes, to restructure operations primarily in the Company's reed relay business. The restructuring charge included costs associated with the sale of the Tongeren Manufacturing Company ("TMC"), workforce reductions and worldwide facilities realignment. The sale of TMC was consummated in January, 1997. The costs associated with the sale of TMC were primarily the write-down of the Company's investment in its foreign subsidiary and other Company costs associated with transfer of the facility. Workforce reduction costs include severance costs related to involuntary terminations. See Note 9 of Notes to Consolidated Financial Statements.

     Interest Income. Interest income decreased in fiscal 1998 to $1.5 million from $1.6 million in fiscal 1997 due to a lower cash balance. Interest income was derived from the short-term investment of the Company's cash in both commercial paper and tax exempt variable rate municipal bonds.

     Interest Expense. Interest expense decreased in fiscal 1998 to $0.2 million from $0.5 million in fiscal 1997. This decrease was primarily the result of the Company's further paydown of its remaining long term debt during fiscal 1998.

     Other Income (Expense), net. Other income in fiscal 1998 was primarily comprised of net foreign currency exchange transaction gains offset by other expenses. In fiscal 1997, other expense was primarily comprised of net foreign currency exchange transaction losses offset by other income.

     Income Taxes. Income tax expense increased to $4.9 million in fiscal 1998, a 37% effective tax rate, from $1.5 million in fiscal 1997, a 26.9% effective tax rate. The Company's effective income tax rate in 1998 is less than the combined federal, state and foreign tax rates due primarily to utilization of state tax credits and investment income derived from tax exempt securities. In fiscal 1997, the Company incurred a net operating loss before income taxes. However, the Company did not record a benefit for income taxes in fiscal 1997 because the Company anticipated it would not be able to fully utilize the losses associated with the restructuring, effectively increasing the Company's tax rate to 26.9%. See Note 12 of Notes to Consolidated Financial Statements.

     At March 31, 1998, the Company had net operating loss carryforwards in the United States and Taiwan of approximately $9.2 million. The Company also had capital loss carryforwards of approximately $25.0 million in the United States. The Company's ability to use its United States net operating loss carryforwards against taxable income is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the change in ownership of the Company in 1989. The Company's ability to use its capital loss carryforwards is subject to its ability to generate future capital gains to offset these capital losses. Accordingly, the Company has not benefited from all its net operating and capital loss carryforwards. See Note 12 of Notes to Consolidated Financial Statements.

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     Net Sales. In fiscal 1997, net sales remained consistent at $128.2 million compared with $127.9 million in fiscal 1996. Sales volume of the Company's semiconductor products increased by 28% which increase was offset by significantly lower sales volume of reed relay and surge protection products. In fiscal 1997, the Company's electromagnetic and other products sales decreased to $68.2 from $81.0 or 15.8%, primarily due to lower demand of the Company's reed relays and surge arrester products. The lower demand for wetted reed relays led the Company to announce a restructuring of its operations, in order to gain efficiencies in this declining market. See Note 9 of Notes to Consolidated Financial Statements.

     Net sales by major product category were as follows:

                                                                FISCAL YEARS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                 1996       1997
                                                                -------    -------
                                                                  (IN MILLIONS)
Semiconductor products......................................     $46.9      $60.0
Electromagnetic and other products..........................      81.0       68.2

     Net sales to customers located outside the United States (primarily Europe and Asia) decreased 10.6% in fiscal 1997 to $48.7 million from $54.5 million in fiscal 1996, primarily due to decreased sales volume in Europe as a result of decreased demand for the Company's wetted reed switches and relays and unfavorable foreign exchange translation, which were partially offset by increased sales in Asia.

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

     Restructuring Costs. In fiscal 1997, the Company recorded a restructuring charge of $14.3 million, or $1.42 per share after income taxes, to restructure operations primarily in the Company's reed relay business. The restructuring charge includes costs associated with the sale of the Tongeren Manufacturing Company ("TMC"), workforce reductions and worldwide facilities realignment. The sale of TMC was consummated in January, 1997. The costs associated with the sale of TMC were primarily the write-down of the Company's investment in its foreign subsidiary and other Company costs associated with transfer of the facility. Workforce reduction costs include severance costs related to involuntary terminations. See Note 9 of Notes to Consolidated Financial Statements.

     Interest Income. Interest income increased in fiscal 1997 to $1.6 million from $1.1 million in fiscal 1996. Interest income was related to the short-term investment of the Company's cash in both commercial paper and tax exempt variable rate municipal bonds. In fiscal 1997, the increase in interest income was caused by the full year of investment of excess cash versus fiscal 1996.

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

     Other Income (Expense), net. Other income (expense) in fiscal 1997 was primarily comprised of net foreign currency exchange transaction losses. In fiscal 1996, other income (expense) was primarily comprised of a foreign currency exchange transaction loss which was partially offset by a gain on the sale of certain equipment.

     Income Taxes. Income tax expense decreased to $1.5 million in fiscal 1997 from $5.2 million in fiscal 1996. While the Company incurred a loss before income taxes in 1997, the Company did not record a benefit for income taxes because the Company anticipates it will not be able to fully utilize the losses associated with the restructuring. See Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1998, as well as fiscal 1997, the Company funded its operations from cash flows generated from operations, and from the use of cash, cash equivalents and investments.

     During the year ended March 31, 1998, the Company's cash, cash equivalents and investments decreased by $11.1 million. Operations provided $2.8 million of cash during this period. The Company made capital expenditures of $15.3 million during the year ended March 31, 1998, predominantly for capacity expansion in semiconductor products, dry reed switches and magnetic components. Financing activities contributed $1.1 million of cash during this period, primarily through proceeds from the exercise of options and warrants.

     At March 31, 1998, the Company had $0.7 million of outstanding debt which consisted of subordinated notes outstanding which are due in January, 1999 and bear an implicit annual interest rate of 12%. In fiscal 1998, the Company established a new $40 million unsecured, committed revolving multicurrency credit facility (the "Credit Facility"). Interest on loans is based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.25% to 1.25%, based on Company performance; or the higher at the latest Federal Funds rate plus 0.50% or the bank's reference rate. Although the Company has had no borrowings under this Credit Facility to date, the interest rate on borrowings would have been 6.44% or 8.50%, respectively at March 31, 1998.

     In fiscal 1998, the Company obtained a $10.0 million operating lease line, to be used primarily for the financing of production and MIS equipment. As of March 31, 1998, the line was unused.

     The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges as needed. There can be no assurance that this policy will eliminate all currency exposure. During the years ended March 31, 1998 and 1997, the Company entered into several forward contracts to cover its exposure from trade transactions.

     The Company believes that cash generated from operations, cash, cash equivalents and investments and amounts available under its credit agreement and operating lease facility will be sufficient to satisfy its working capital needs and planned capital expenditures for the foreseeable future. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

EFFECT OF INFLATION

     The Company does not believe that domestic inflation has had any material effect on the Company's business over the past three years.

YEAR 2000 ISSUE

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system for all applications and locations. The Company has been informed by the vendor that the new system is compliant with Year 2000 issues. The Company presently believes, with modification to existing software and conversion to the new ERP system, the Year 2000 problem will not pose significant operational problems. Costs to complete this process and install the new ERP system are significant but are not expected to have a material adverse effect on the Company's financial position or results of operations in any year. The Company's potential exposure extends beyond financial applications to include suppliers, customers and other communication and manufacturing equipment. The Company has established cross functional teams to review these issues and develop effective strategies to minimize risk.

NEW ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," was issued, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows.

     In June 1997, SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," was issued, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In February 1998, SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits," was issued, which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes on the benefit obligations for the fair market values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87 "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for the fiscal years beginning after December 15,

1997 and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with the pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning April 1, 2000. Adoption of the Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 24, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 24, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 24, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 24, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Financial Statement Schedule

     The combined financial statements and financial statement schedule of the Company and its subsidiaries are set forth at the end of this Form 10-K.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

EXHIBIT NO.                              TITLE
-----------                              -----
 2.1          Certificate of Ownership and Merger merging Clare Overseas
              Europe I, Inc. into C.P. Clare Corporation(5)
 2.2          Certificate of Ownership and Merger merging Clare Overseas
              Europe II, Inc. into C.P. Clare Corporation(5)
 2.3          Certificate of Ownership and Merger merging Clare Overseas
              Europe III, Inc. into C.P. Clare Corporation(5)
 2.4          Certificate of Ownership and Merger merging Clare Overseas
              America, Inc. into C.P. Clare Corporation(5)
 3.1          Amended and Restated Articles of Organization of the
              Registrant(2)
 3.2          Certificate of Vote of Directors Establishing a Series of A
              Class of Stock(5)
 3.3          Amended and Restated By-laws of the Registrant(1)
 4.1          Specimen Certificate for shares of Common Stock, $.01 par
              value, of the Registrant(1)
 4.2          Shareholder Rights Agreement, dated April 29, 1996, between
              C.P. Clare Corporation and State Street Bank and Trust
              Company, as Rights Agent(3)
10.1          Termination Agreement dated April 1, 1995(1)
10.2          Amended and Restated Multicurrency Credit Agreement by and
              among the Registrant, C.P. Clare N.V., Bank of America
              National Trust and Savings Association, as Agent and the
              Other Financial Institutions Party thereto dated March 6,
              1998*
10.3          Revolving Note in the amount of $20,000,000 made by the
              Registrant and C.P. Clare N.V. in favor of the Bank of
              America National Trust and Savings Association dated March
              6, 1998 pursuant to that certain Amended and Restated
              Multicurrency Credit Agreement of even date*
10.4          Revolving Note in the amount of $20,000,000 made by the
              Registrant and C.P. Clare N.V. in favor BankBoston, N.A.
              dated March 6, 1998 pursuant to that certain Amended and
              Restated Multicurrency Credit Agreement of even date*
10.6          Negative Pledge Agreement by certain subsidiaries to Bank of
              America National Trust and Savings Association dated
              September 11, 1995 pursuant to that certain Multicurrency
              Credit Agreement of even date(2)
10.7          Reaffirmation of guaranties and Negative Pledge Agreements by certain subsidiaries to Bank of America National Trust
              and Savings Association dated March 6, 1998, pursuant to
              that certain Amended and Restated Multicurrency Credit
              Agreement of even date*

EXHIBIT NO.                              TITLE
-----------                              -----
10.8          C.P. Clare Corporation Voluntary Deferred Compensation Plan
              for Key Employees effective as of April 1, 1998*
10.12         Lease Agreement by and between Fleet Credit Corporation and
              Registrant dated July 18, 1995, as amended October 10,
              1995(2)
10.13         Distributor Agreement between the Registrant and Bell
              Industries, Inc. dated July 17, 1978(1)
10.14         Authorized Distributor Agreement between the Registrant and
              Future Electronics, Inc. dated October 6, 1989(1)
10.15         Authorized Distributor Agreement between the Registrant and
              Marshall Industries dated September 15, 1989(1)
10.16         Authorized Distributor Agreement between the Registrant and
              Newark Electronics dated July 14, 1989(1)
10.17         Authorized Distributor Agreement between the Registrant and
              Pioneer Technologies Group dated November 16, 1989(1)
10.18         Authorized Distributor Agreement between the Registrant and
              Powell Electronics, Inc. dated June 28, 1989(1)
10.32         Technology and Equipment Transfer and Supply Agreement
              between the Registrant, Clare Europe, N.V. and American
              Telephone and Telegraph Company dated January 23, 1989 as
              supplemented by Supplemental Agreement effective June 1,
              1990, Second Supplemental Agreement effective January 23,
              1991, Technical Assistance Agreement effective January 23,
              1989, Supply Contract between the Registrant and AT&T
              Technologies, Inc. effective June 1, 1989, as amended by
              revised Attachment A dated March 1, 1993, and Subordination
              Agreement between the Registrant, American Telephone and
              Telegraph Company, Continental Bank N.A., Massachusetts
              Mutual Life Insurance Company, MassMutual Corporate
              Investors and MassMutual Participation Investors effective
              May 26, 1989(1)
10.32.1       Letter of Assignment and Promissory Note dated as of January
              17, 1997 with respect to that certain Technology and
              Equipment Transfer and Supply Agreement between the
              Registrant, Clare Europe, N.V. and American Telephone and
              Telegraph Company dated January 23, 1989(6)
10.34         Asset Purchase Agreement between C.P. Clare International
              N.V. and Hamlin, Incorporated dated November 14, 1994(1)
10.35         Commercial Lease between the Registrant and Rosner and
              Associates for 45 Progress Parkway, St. Louis, Missouri
              dated September 23, 1991, as amended November 25, 1992(1)
10.36         Standard Industrial Lease between General Instrument
              Corporation and Davis Properties for 48 Progress Parkway,
              St. Louis, Missouri dated December 15, 1987(1)
10.40         Office Lease between the Registrant and Great Lakes REIT,
              Inc. for 601 Campus Drive, Suite B, Arlington Heights,
              Illinois dated December 27, 1993(1)
10.41         First Amendment to Lease Agreement between the Registrant
              and Great Lakes REIT, Inc. for 601 Campus Drive, Suite B,
              Arlington Heights, Illinois dated August 3, 1995(2)
10.42         Lease Agreement between C.P. Clare Mexicana S.A. de C.V. and
              Jose Maria Gonzalez Martin for 1610 Tlaquepaque Boulevard,
              Guadalajara, Mexico dated August 25, 1990 (in Spanish with
              English summary)(1)
10.47         Cleanup Agreement between the Registrant and General
              Instrument Corporation dated May 1, 1995(1)

EXHIBIT NO.                              TITLE
-----------                              -----
10.49         Employment Agreement between the Registrant and Arthur R.
              Buckland dated September 15, 1993, as amended by Amendment dated March 20, 1995(1)
10.54         Amended and Restated Employment Agreement between the
              Company and Michael J. Ferrantino dated as of January 31,
              1997(7)
10.56         Amended and Restated Employment Agreement between the
              Company and Harsh Koppula dated as of January 31, 1997(7)
10.58         Termination Agreement between the Registrant and Andrew S.
              Kariotis dated April 26, 1995(1)
10.59         1995 Stock Option and Incentive Plan, as amended and
              restated as of September 29, 1996(2)
10.60         1995 Employee Stock Purchase Plan, as amended and restated
              as of October 23, 1995(2)
10.61         C.P. Clare Corporation Key Employee Incentive Plan effective
              April 1, 1995, as amended and restated as of October 2,
              1995(2)
10.63         The C.P. Clare Corporation Savings Plan(1)
10.64         Lease Agreement between C.P. Clare Mexicana S.A. de C.V. and
              Sra. Ma. Teresa Aranguren dated November, 1995(5)
10.66         Lease Agreement dated as of October 31, 1995, by and between
              Thomas J. Flatley, d/b/a The Flatley Company and C.P. Clare
              Corporation(4)
10.67         Employment Agreement between the Company and Richard Morgan dated as of April 8, 1996(7)
10.68         Employment Agreement between the Company and William Reed
              dated as of August 26, 1996(7)
10.69         Stock Purchase Agreement dated as of December 19, 1996,
              among the Company, Gunther GmbH, Tongeren Manufacturing
              Company, and W. Gunther, GmbH**(7)
10.70         Supply Agreement dated as of January 17, 1997 among the
              Company, Gunther GmbH, W. Gunther GmbH, and Robert
              Romano**(7)
10.71         Amended and Restated Employment Agreement between the
              Company and Thomas B. Sager, dated September 16, 1997(8).
21            Subsidiaries of the Registrant*
23.2          Consent of Arthur Andersen LLP*
27.0          Financial Data Schedule (Edgar)*

---------------
  * Filed herewith

 ** Confidential treatment requested for portions of this documents

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-91972) and incorporated herein by reference thereto.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98646) and incorporated herein by reference thereto.

(3) Incorporated by reference to Current Report on Form 8-K filed with the Commission on April 30, 1996.

(4) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 and incorporated herein by reference thereto.

(5) Filed as an exhibit to the Registrants Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference thereto.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996 and incorporated herein by reference thereto.

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 and incorporated herein by reference thereto.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997 and incorporated herein by reference thereto.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                                              FORM 10-K
                                                              PAGE NO.
                                                              ---------
Report of Independent Public Accountants....................     25
Consolidated Balance Sheets -- March 31, 1997 and 1998......     26
Consolidated Statements of Operations for the years ended
  March 31, 1996, 1997 and 1998.............................     27
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1996, 1997 and 1998.................     28
Consolidated Statements of Cash Flows for the years ended
  March 31, 1996, 1997 and 1998.............................     29
Notes to Consolidated Financial Statements..................     30
Report of Independent Public Accountants on Schedule II.....     48
Schedule II -- Valuation and Qualifying Accounts............     49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.P. Clare Corporation:

     We have audited the accompanying consolidated balance sheets of C.P. Clare Corporation (a Massachusetts corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.P. Clare Corporation and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 29, 1998

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   MARCH 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash, cash equivalents and investments....................  $ 37,430    $ 26,364
  Accounts receivable, less allowance of $675 and $1,177,
     respectively...........................................    17,412      21,383
  Inventories...............................................    20,116      22,083
  Other current assets......................................       697         422
  Deferred income taxes.....................................     3,135       2,700
                                                              --------    --------
          Total current assets..............................    78,790      72,952
Property, plant and equipment, net..........................    28,976      38,777
Other assets:
  Intangibles, net of accumulated amortization of $495 and
     $517, respectively.....................................       150         128
  Deferred income taxes.....................................       945         869
  Other.....................................................     2,309       1,460
                                                              --------    --------
                                                              $111,170    $114,186
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    511    $    666
  Accounts payable..........................................    12,620      12,464
  Income taxes payable......................................       758         138
  Accrued expenses..........................................    13,676       9,761
                                                              --------    --------
          Total current liabilities.........................    27,565      23,029
Long-term debt, net of current portion......................       550          --
Pension liability, net of current portion...................     1,789          --
                                                              --------    --------
          Total liabilities.................................    29,904      23,029
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $ .01 par value, Authorized: 2,500,000
     shares issued and outstanding: None....................        --          --
  Common stock, $ .01 par value, Authorized: 40,000,000
     shares issued and outstanding: 9,176,657 shares and
     9,356,452 shares, respectively.........................        92          94
  Additional paid-in capital................................    94,115      95,653
  Deferred compensation.....................................      (409)       (154)
  Accumulated deficit.......................................   (11,702)     (3,390)
  Cumulative translation adjustment.........................      (830)     (1,046)
                                                              --------    --------
          Total stockholders' equity........................    81,266      91,157
                                                              --------    --------
                                                              $111,170    $114,186
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   YEARS ENDED MARCH 31,
                                                            -----------------------------------
                                                              1996         1997         1998
                                                            ---------    ---------    ---------
Net sales.................................................   $127,928     $128,161     $156,271
Cost of sales.............................................     86,464       85,603      107,427
                                                            ---------    ---------    ---------
  Gross profit............................................     41,464       42,558       48,844
Operating expenses:
  Selling, general and administrative.....................     23,857       28,330       28,157
  Research and development................................      4,447        6,543        8,869
  Restructuring costs.....................................         --       14,250           --
                                                            ---------    ---------    ---------
Operating income (loss)...................................     13,160       (6,565)      11,818
Interest income...........................................      1,052        1,578        1,454
Interest expense..........................................     (1,300)        (452)        (215)
Other (expense) income, net...............................        (20)          (8)         135
                                                            ---------    ---------    ---------
Income (loss) before provision for income taxes...........     12,892       (5,447)      13,192
Provision for income taxes................................      5,158        1,464        4,880
                                                            ---------    ---------    ---------
  Net income (loss).......................................   $  7,734     $ (6,911)    $  8,312
                                                            =========    =========    =========
Basic earnings (loss) per share...........................      $1.22       $(0.77)       $0.90
                                                            =========    =========    =========
Diluted earnings (loss) per share.........................      $0.95       $(0.77)       $0.83
                                                            =========    =========    =========
Weighted average number of common shares outstanding:
Basic.....................................................  6,316,144    8,991,520    9,280,424
                                                            =========    =========    =========
Diluted...................................................  8,175,667    8,991,520    9,967,366
                                                            =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 1996, 1997, 1998
                             (DOLLARS IN THOUSANDS)

                            COMMON STOCK
                          -----------------
                           NUMBER     $.01    ADDITIONAL                                           CUMULATIVE        TOTAL
                             OF        PAR     PAID-IN                  DEFERRED     ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                           SHARES     VALUE    CAPITAL     WARRANTS   COMPENSATION     DEFICIT     ADJUSTMENT       EQUITY
                          ---------   -----   ----------   --------   ------------   -----------   -----------   -------------
Balance, March 31,
  1995..................  2,949,427    $29     $14,613       $378        $(277)       $(12,525)      $   734        $ 2,952
Exercise of stock
  options...............    985,155     10         605         --           --              --            --            615
Issuance of stock
  options...............         --     --         651         --         (651)             --            --             --
Issuance of common stock
  under the Employee
  Stock Purchase Plan...      9,085     --         127         --           --              --            --            127
Issuance of common
  stock, net of issuance
  costs of $2,146.......  4,292,070     43      76,208         --           --              --            --         76,251
Exercise of warrants....    471,662      5         750         --           --              --            --            755
Repurchase of
  warrants..............         --     --      (3,547)      (378)          --              --            --         (3,925)
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options...............         --     --       2,133         --           --              --            --          2,133
Net income..............         --     --          --         --           --           7,734            --          7,734
Translation
  adjustment............         --     --          --         --           --              --          (351)          (351)
Amortization of deferred
  compensation..........         --     --          --         --          321              --            --            321
                          ---------    ---     -------       ----        -----        --------       -------        -------
Balance, March 31,
  1996..................  8,707,399     87      91,540         --         (607)         (4,791)          383         86,612
Exercise of stock
  options...............    369,829      4       1,336         --           --              --            --          1,340
Issuance of common stock
  under the Employee
  Stock Purchase Plan...     32,276     --         468         --           --              --            --            468
Exercise of warrants....     67,153      1          44         --           --              --            --             45
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options...............         --     --         727         --           --              --            --            727
Net loss................         --     --          --         --           --          (6,911)           --         (6,911)
Translation
  adjustment............         --     --          --         --           --              --        (1,213)        (1,213)
Amortization of deferred
  compensation..........         --     --          --         --          198              --            --            198
                          ---------    ---     -------       ----        -----        --------       -------        -------
Balance, March 31,
  1997..................  9,176,657     92      94,115         --         (409)        (11,702)         (830)        81,266
Exercise of stock
  options...............    132,599      2         904         --           --              --            --            906
Common stock issued for
  services rendered.....      2,000     --          50         --           --              --            --             50
Issuance of common stock
  under the Employee
  Stock Purchase Plan...     30,837     --         290         --           --              --            --            290
Exercise of warrants....     14,359     --          27         --           --              --            --             27
Tax benefit of
  disqualifying
  disposition of
  incentive stock
  options...............         --     --         267         --           --              --            --            267
Net income..............         --     --          --         --           --           8,312            --          8,312
Translation
  adjustment............         --     --          --         --           --              --          (216)          (216)
Amortization of deferred
  compensation..........         --     --          --         --          255              --            --            255
                          ---------    ---     -------       ----        -----        --------       -------        -------
Balance, March 31,
  1998..................  9,356,452    $94     $95,653       $ --        $(154)       $ (3,390)      $(1,046)       $91,157
                          =========    ===     =======       ====        =====        ========       =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $  7,734    $ (6,911)   $  8,312
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Loss on sale of European manufacturing operation.........        --       5,069          --
  Depreciation and amortization............................     4,349       4,805       5,341
  Gain on sale of property, plant and equipment............       (55)         --          --
  (Benefit) provision for deferred income taxes............    (1,376)     (1,587)        356
  Compensation expense associated with stock options.......       321         198         255
  Common stock issued for services rendered................        --          --          50
  Provision for environmental remediation costs............        --       2,050         925
  Changes in assets and liabilities, net of effect from
     disposition:
     Accounts receivable...................................    (4,358)      2,059      (4,239)
     Inventories...........................................    (5,403)     (4,872)     (2,083)
     Other current assets..................................       288         750       1,373
     Accounts payable......................................    (1,031)      5,617          10
     Accrued expenses and income taxes payable.............      (784)     (3,150)     (7,505)
                                                             --------    --------    --------
          Net cash (used in) provided by operating
            activities.....................................      (315)      4,028       2,795
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment..................    (9,135)    (15,047)    (15,262)
Proceeds from sale of property, plant and equipment........        55          --          --
                                                             --------    --------    --------
          Net cash used in investing activities............    (9,080)    (15,047)    (15,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit............................    (7,065)     (1,199)         --
Net proceeds from issuance of common stock.................    76,378         468         290
Proceeds from exercise of options and warrants.............     1,370       1,385         933
Repurchase of warrants.....................................    (3,925)         --          --
Payments of principal on long-term debt....................   (11,627)     (2,040)       (371)
Tax benefit of disqualifying disposition of incentive stock
  options..................................................     2,133         727         267
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................    57,264        (659)      1,119
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS......        32          26         282
                                                             --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    47,901     (11,652)    (11,066)
Cash, cash equivalents and investments, beginning of
  year.....................................................     1,181      49,082      37,430
                                                             --------    --------    --------
Cash, cash equivalents and investments, end of year........  $ 49,082    $ 37,430    $ 26,364
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.  SUMMARY OF OPERATIONS

     C.P. Clare is a leading provider of high voltage analog semiconductor integrated packages and discrete components, electromagnetic relays and switches, surge protection devices, transformers and specialized electronic components to the world's foremost manufacturers of electronic communications equipment.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of the following significant accounting policies:

  (a) Fiscal Periods

     The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31st each year. Fiscal years 1996, 1997 and 1998 were each 52 weeks. For convenience, the Company's fiscal year end has been presented as March 31.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (c) Cash, Cash Equivalents and Investments

     The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities less than one year. The Company carries its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at March 31, 1997 and 1998 principally consist of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 day's notice. The Company has deemed these investments to be available-for-sale at both March 31, 1997 and 1998 and they are carried at cost, which approximates market value.

  (d) Revenue Recognition

     Revenues from product sales are recognized when the products are shipped. Certain shipments to distributors are subject to limited right-of-return provisions. The Company provides for estimated returns when material.

  (e) Earnings (Loss) Per Common and Common Share Equivalent

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options and warrants that could share in the earnings of the Company.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

     The reconciliation of amounts used in the computation of basic and diluted earnings (loss) per share consist of the following at March 31, 1996, 1997 and 1998:

                                                    1996          1997          1998
                                                 ----------    ----------    ----------
Net income (loss)..............................  $    7,734    $   (6,911)   $    8,312
                                                 ==========    ==========    ==========
Basic weighted average shares outstanding......   6,316,144     8,991,520     9,280,424
Weighted average common equivalent shares......   1,859,523            --       686,942
                                                 ----------    ----------    ----------
Diluted weighted average shares outstanding....   8,175,667     8,991,520     9,967,366
                                                 ==========    ==========    ==========
Basic earnings per share.......................  $     1.22    $    (0.77)   $     0.90
                                                 ==========    ==========    ==========
Diluted earnings per share.....................  $     0.95    $    (0.77)   $     0.83
                                                 ==========    ==========    ==========

     Securities that were not included in computing diluted earnings per share because their effect would be antidilutive consist of the following at March 31, 1996, 1997 and 1998:

                                                        1996        1997        1998
                                                       -------    ---------    -------
Options to purchase common stock.....................  135,500    1,777,626    434,750
                                                       =======    =========    =======

  (f) Foreign Currency Translation and Transactions

     The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, "Foreign Currency Translation." Revenues and expenses are translated using exchange rates in effect during each period. Because Mexico and Taiwan are considered extensions of domestic operations, the translation losses of ($104), ($49) and ($139) recognized in fiscal years 1996, 1997 and 1998, respectively, have been included in the accompanying consolidated statements of operations and, accordingly, are classified as other income (expense). See Note
13. The cumulative translation adjustment component of stockholders' equity relates primarily to the Company's European operations.

  (g) Research and Development Expense

     Expenditures for research and development of products and manufacturing processes are expensed as incurred.

  (h) Derivative Financial Instruments and Fair Value of Financial Instruments

     SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of any significant derivative or other financial instruments. The Company hedges its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At March 31, 1998, the Company had thirteen outstanding Belgian franc ("BF") forward contracts amounting to 215,740 BF or $5,908 with a gross deferred loss of $163 from the rollover of such contracts to the planned settlement date. At March 31, 1998, the Company also had one outstanding Mexican peso ("MXP") forward contract amounting to 2,160 MXP or $255. The Mexican peso forward contracts had no deferred gain or loss. At March 31, 1997, the Company had five outstanding forward contracts amounting to 170,000 BF or $4,923 with a gross deferred loss of $28 from the rollover of such contracts to the planned settlement date.

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

SFAS No. 107 approximated their carrying values at March 31, 1997 and 1998. Fair values have been determined through information obtained from market sources and management estimates.

  (i) Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short term investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. During fiscal years 1996, 1997 and 1998, one customer accounted for 16%, 17% and 14%, respectively, of the Company's net sales. One customer accounted for 10% of the Company's accounts receivables at March 31, 1998.

  (j) Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, effective in fiscal 1997, establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information. See Note 10.

  (k) Use of Estimates

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

  (l) New Accounting Standard

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows.

     In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of evaluating the disclosure requirements and estimates. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued, which standardizes the disclosure requirements for pensions and other postretirement

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
benefits to the extent practicable, requires additional information on changes of the benefit obligations for the fair market values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for the fiscal years beginning after December 15, 1997 and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with the pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning April 1, 2000. Adoption of the statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

  (m) Reclassification

     Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3.  INVENTORIES

     Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 1997 and 1998:

                                                               1997       1998
                                                              -------    -------
Raw materials...............................................  $ 8,905    $ 9,568
Work in process.............................................    6,117      4,835
Finished goods..............................................    5,094      7,680
                                                              -------    -------
                                                              $20,116    $22,083
                                                              =======    =======

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and consist of the following at March 31, 1997 and 1998:

DESCRIPTION                                     1997       1998      ESTIMATED USEFUL LIFE
-----------                                    -------    -------    ---------------------
Machinery and equipment......................  $29,544    $35,800         3 to 7 years
Furniture and fixtures.......................    2,212      3,000        5 to 10 years
Leasehold improvements.......................    3,165     13,271        Life of lease
Projects in process..........................   14,533     10,829
Property held for sale (Note 8)..............    1,500      1,500
                                               -------    -------
                                                50,954     64,400
Less: Accumulated depreciation and
  amortization...............................   21,978     25,623
                                               -------    -------
                                               $28,976    $38,777
                                               =======    =======

     The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of property, plant and equipment over their estimated useful lives as noted above.

NOTE 5.  OTHER ASSETS

     The Company assesses the realizability of its intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

     Intangible assets consists primarily of goodwill acquired in connection with the acquisition of the Clare Division from General Instrument Corporation in 1989. Goodwill is amortized on a straight-line basis over 30 years. In fiscal 1997, approximately $1,500 of the unamortized balance of goodwill costs were charged to the Company's restructuring reserve as part of the disposition of Tongeren Manufacturing Company ("TMC") and the restructuring of operations, primarily in the Company's reed relay business.

     Other assets consist of the following at March 31, 1997 and 1998:

                                                               1997      1998
                                                              ------    ------
Long-term equipment deposit.................................  $  750    $   --
Long-term receivable........................................     946        --
Other.......................................................     613     1,460
                                                              ------    ------
                                                              $2,309    $1,460
                                                              ======    ======

     The Company's long-term equipment deposit in fiscal 1997 relates to reed relay equipment purchased from Gunther Belgium N.V. and installed in fiscal 1998.

     The long-term receivable in fiscal 1997 relates to the initial payment under an asset purchase agreement with another party, which was completed during the first quarter of fiscal 1998 upon receipt of equipment.

NOTE 6.  ACCRUED EXPENSES

     Accrued expenses consist of the following at March 31, 1997 and 1998:

                                                               1997       1998
                                                              -------    ------
Payroll and benefits........................................  $ 3,768    $5,793
Restructuring (Note 9)......................................    5,884        --
Environmental remediation (Note 8)..........................    1,017     1,172
Other.......................................................    3,007     2,796
                                                              -------    ------
                                                              $13,676    $9,761
                                                              =======    ======

NOTE 7.  BORROWINGS AND CREDIT FACILITIES

  (a) Multicurrency Credit Facility

     The Company has a $40,000 unsecured, committed revolving multicurrency credit facility (the "Credit Facility"). Interest on 30 day loans is based on either LIBOR plus a spread ranging from 0.25% to 1.25%, based on Company performance (6.44% at March 31, 1998); or the higher of the latest Federal Funds rate plus 0.50% or the bank's reference rate (8.50% at March 31, 1998). There have been no borrowings since the inception of the Credit Facility in September 1995.

     The Credit Facility contains certain financial covenants that require the Company to maintain minimum tangible net worth, maintain an interest coverage ratio, maintain a ratio of total funded debt to EBITDA and limit the payment of cash dividends. The Credit Facility also contains certain non-financial covenants. The Credit Facility expires on June 30, 2001. The Company is in compliance with all covenants as of March 31, 1998.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

  (b) Long-term Debt

     At March 31, 1997 and 1998, long-term debt consists of the following:

                                                               1997     1998
                                                              ------    ----
Non--interest bearing note payable due to Lucent
  Technologies in annual principal and interest payments of
  $480 through 1998 and a final payment of $720 in 1999 with
  interest imputed at 12%...................................  $  976    $626
Other.......................................................      85      40
                                                              ------    ----
                                                               1,061     666
Less Current portion........................................     511     666
                                                              ------    ----
                                                              $  550    $ --
                                                              ======    ====

NOTE 8.  COMMITMENTS AND CONTINGENCIES

  (a) Commitments

     The Company leases certain office and production facilities and various equipment under operating leases expiring at various dates through September 2011.

     Future minimum rent payments under these leases are as follows as of March 31, 1998:

                         MARCH 31,                            AMOUNT
                         ---------                            -------
1999........................................................  $ 4,358
2000........................................................    3,644
2001........................................................    2,681
2002........................................................    2,382
2003........................................................      951
Thereafter..................................................    5,606
                                                              -------
Total.......................................................  $19,622
                                                              =======

     Total rent expense for fiscal years 1996, 1997 and 1998 was $2,194, $3,401 and $4,663, respectively.

  (b) Environmental Matters

     The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediations may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the remediation process and the magnitude of contamination found as the remediation progresses. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     (i) United States

     In connection with the acquisition of the Clare Division of General Instrument Corporation in 1989, the Company purchased a manufacturing facility located in Chicago. From the acquisition date until January, 1994, the Company used this facility primarily as office space. During fiscal 1993, the Company discovered environmental contamination at this facility and voluntarily reported this discovery to the Illinois Environmen-

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
tal Protection Agency ("IEPA") and has since been involved in discussions with the IEPA and the U.S. Environmental Protection Agency regarding the need for remediation. The Company believes that any environmental contamination predates the Company's acquisition of the facility from General Instrument. The Company and General Instrument jointly retained an independent environmental consulting firm to assess the remediation requirements and develop a plan to voluntarily remediate this property in accordance with federal and state law such that the property could be used for residential purposes. Prior to commencing such voluntary remediation, the Company and General Instrument entered into a cost-sharing agreement; however, both parties have reserved their rights to litigate concerning the final cost-sharing arrangement.

     During fiscal 1997, the Company and General Instrument began the remediation at the site. The approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company determined the most likely scenario was to remediate the property to make it useable as industrial/commercial, rather than residential property, as originally assessed.

     During the year ended March 31, 1997, the Company incurred $2,567 of remediation costs and related expenses including a write-down of the facility to net realizable value of $1,500, which is included on the accompanying balance sheet as property held for sale.

     During the year ended March 31, 1998, the Company incurred $301 of remediation costs. By the end of the fiscal 1998 year, the Company completed its industrial/commercial remediation for the Chicago facility and has subsequently received a no further remediation letter from the IEPA.

     The Company and General Instrument continue to address contamination that has been found on adjacent sites. Management continues to analyze the estimated environmental remediation liability and has accrued additional amounts when known events require.

     (ii) Belgium

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

     In January 1997, the Company completed the sale of the TMC. Upon the sale of TMC, the Company agreed to indemnify Gunther for up to $350 for established environmental remediation costs, subject to certain condition and limitations. The Company has accrued this environmental remediation indemnification as of March 31, 1998.

  (c) Legal Proceedings

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

NOTE 9.  RESTRUCTURING

     In fiscal 1997, the Company announced a restructuring of its operations, primarily in the Company's reed relay business, and recorded a restructuring charge of $14,250. This restructuring met the criteria set forth in Emerging Issues Task Force 94-3. Restructuring charge included costs associated with the sale of the TMC,

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
workforce reductions and worldwide facilities realignments. The components of the restructuring costs are as follows:

Loss on disposition of assets, including TMC................  $ 7,600
Severance benefits and associated legal costs...............    4,550
Lease termination and relocation costs......................    1,100
Other.......................................................    1,000
                                                              -------
          Total.............................................  $14,250
                                                              =======

     The sale of TMC was consummated in January 1997. The Company sold for nominal value all of the stock of TMC. Pro forma information reflecting the sale of TMC has not been presented as TMC was not material. The costs associated with the sale of TMC were primarily the write-down of the Company's investment in its foreign subsidiary and included other Company costs associated with transfer of the facility. As part of the sale, the Company entered into a long-term supply agreement with the newly formed Gunther Belgium N.V. Workforce reduction costs include severance costs related to involuntary terminations of approximately 75 persons on a worldwide basis, primarily in manufacturing. The Company completed its restructuring as of March 31, 1998.

NOTE 10.  STOCKHOLDERS' EQUITY

  (a) Shares Reserved

     As of March 31, 1998, the shares of common stock reserved for issuance were as follows:

Exercise of stock options...................................  2,192,417
Exercise of warrants........................................     66,485
Employee Stock Purchase Plan................................    227,802
                                                              ---------
                                                              2,486,704
                                                              =========

  (b) Stock Options

     The Company maintains an equity incentive plan, the C. P. Clare Corporation Amended and Restated 1995 Stock Option and Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options to purchase up to 3,680,000 shares of the Company's common stock. The number of shares available for future grants as of March 31, 1998 was 348,218. The 1995 Plan permits the issuance of both incentive stock options and non-qualified stock options. All options, grants, pricing, expiration periods and vesting periods are determined by the Board of Directors, or pursuant to delegated authority, by the President of the Company, and options must be granted at a price not less than 100% of the fair market value at the date of grant in the case of incentive stock options or at 85% of the fair market value in the case of non-qualified stock options. The Company recognizes the difference, if any, between the fair market value of the Company's stock on the date of grant and the exercise price of the options, as deferred compensation and recognizes any compensation expense over the applicable vesting periods.

     In fiscal 1996, the Company recorded $651 of deferred compensation related to the issuance of 605,600 options during the period. The Company is amortizing the deferred compensation over the vesting period of the related options of one to five years. During fiscal years 1996, 1997 and 1998, the Company recognized $321, $198, and $255 respectively, of compensation expense in the consolidated statements of operations related to the grant of these options.

     The 1995 Plan also provides for an automatic grant of non-qualified stock options to purchase 10,000 shares of common stock to each independent director as of June 20, 1995. Each new director elected after

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

June 20, 1995 was granted a non-qualified stock option to purchase 10,000 shares of common stock. Currently, each independent director serving as a Director five days after the Company's annual stockholders meeting shall automatically be granted a non-qualified stock option to purchase 5,000 shares of common stock.

     The 1995 Plan also provides for stock appreciation awards, stock awards, performance share awards and dividend equivalent rights. The stock appreciation rights may be granted in tandem with or independent of stock options. The Company has not granted any stock appreciation rights or dividend equivalent rights as of March 31, 1998.

     The following table summarizes incentive and non-qualified stock option activity under the 1995 Plan for the fiscal years ended March 31, 1996, 1997 and 1998:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                 NUMBER OF    EXERCISE PRICE    PRICE PER
                                                  OPTIONS       PER SHARE         SHARE
                                                 ---------    --------------    ---------
Outstanding at March 31, 1995..................  1,552,626    $0.25 - $ 1.87     $ 0.63
Granted........................................    970,400     8.97 -  25.88      13.27
Exercised......................................   (985,155)    0.25 -   8.97       0.62
Canceled.......................................    (36,000)    0.50 -   8.97       3.32
                                                 ---------    --------------     ------
Outstanding at March 31, 1996..................  1,501,871     0.50 -  25.88       8.74
Granted........................................  1,065,100     8.13 -  24.75       9.94
Exercised......................................   (369,829)    0.50 -   8.97       2.48
Canceled.......................................   (500,360)    0.50 -  25.88      14.81
                                                 ---------    --------------     ------
Outstanding at March 31, 1997..................  1,696,782     0.50 -  24.63       9.06
Granted........................................    337,144     8.12 -  19.00      15.38
Exercised......................................   (132,599)    0.50 -  13.62       7.03
Canceled.......................................    (57,128)    0.50 -  24.63       8.47
                                                 ---------    --------------     ------
Outstanding at March 31, 1998..................  1,844,199    $0.50 - $24.63     $10.36
                                                 =========    ==============     ======
Exercisable at March 31, 1998..................    392,929    $0.50 - $24.63     $ 8.29
                                                 =========    ==============     ======
Exercisable at March 31, 1997..................    202,441    $0.50 - $24.63     $10.72
                                                 =========    ==============     ======
Exercisable at March 31, 1996..................    146,229    $0.50 - $ 8.97     $ 1.58
                                                 =========    ==============     ======

     The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:

                                       OUTSTANDING OPTIONS             OPTIONS EXERCISABLE
                                ----------------------------------    ---------------------
                                             WEIGHTED
                                              AVERAGE
                                               YEARS      WEIGHTED                 WEIGHTED
                                             REMAINING    AVERAGE                  AVERAGE
                                NUMBER OF    CONTRACT     EXERCISE    NUMBER OF    EXERCISE
EXERCISE PRICE RANGE             OPTIONS       LIFE        PRICE       OPTIONS      PRICE
--------------------            ---------    ---------    --------    ---------    --------
  $ 0.50......................    134,021      5.71        $ 0.50      108,821      $ 0.50
    8.12 - $ 8.97.............    713,728      7.71          8.56      177,008        8.69
    9.12 -  13.37.............    556,000      6.95          9.80       40,100       10.01
  $13.50 - $24.63.............    440,450      8.90        $16.98       67,000      $18.89
                                ---------                              -------
                                1,844,199                              392,929
                                =========                              =======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

     Options granted in 1996, 1997 and 1998 have been valued using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted-average assumptions used for fiscal years 1996, 1997 and 1998 are as follows:

                                                     1996          1997          1998
                                                  ----------    ----------    ----------
Risk free interest rate.........................         6.4%          6.2%          6.0%
Expected dividend yield.........................          --            --            --
Expected lives..................................     6 years       6 years       6 years
Expected volatility.............................          80%           80%           80%
Weighted average grant-date fair value of
  options granted at fair market value during
  the period....................................  $    14.05    $     4.75    $     9.14
Weighted average grant-date fair value of
  options granted at below fair market value
  during the period.............................  $     6.88            --            --
Weighted average exercise price of options
  granted at fair market value during the
  period........................................  $    22.29    $     9.94    $    15.38
Weighted average exercise price of options
  granted below fair market value during the
  period........................................  $     9.19            --            --
Weighted average remaining contractual life of
  options outstanding...........................   8.4 years     8.2 years     7.6 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost been determined consistent with SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per common share outstanding on a basic and diluted basis for fiscal years 1996, 1997 and 1998 would have been as follows:

                                                           1996      1997       1998
                                                          ------    -------    ------
Net income (loss):
  As Reported...........................................  $7,734    $(6,911)   $8,312
                                                          ======    =======    ======
  Pro Forma.............................................  $6,851    $(8,169)   $6,491
                                                          ======    =======    ======
Basic earnings (loss) per share:
  As Reported...........................................  $ 1.22    $ (0.77)   $ 0.90
                                                          ======    =======    ======
  Pro Forma.............................................  $ 1.08    $ (0.91)   $ 0.70
                                                          ======    =======    ======
Diluted earnings (loss) per share:
  As Reported...........................................  $ 0.95    $ (0.77)   $ 0.83
                                                          ======    =======    ======
  Pro Forma.............................................  $ 0.84    $ (0.91)   $ 0.65
                                                          ======    =======    ======

  (c) Warrants

     In fiscal 1989 and fiscal 1991, the Company issued warrants to employees and others to purchase up to 626,617 shares of common stock at $1.87 per share. As of March 31, 1998, 66,485 warrants are exercisable and expire on December 31, 1998. The warrants are subject to certain provisions as described in the

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
stockholders' agreement that grants certain rights to the Company and certain other stockholders to repurchase warrants for $0.05 upon the occurrence of certain events. Certain of these warrants enable the warrantholder to exercise the warrant by surrendering shares of common stock also held by the warrantholder for over six months.

  (d) Employee Stock Purchase Plan

     Under the C.P. Clare Corporation 1995 Employee Stock Purchase Plan (the "Purchase Plan"), all U.S., Belgian and Mexican employees (including officers) of the Company, as defined, are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock. The Purchase Plan provides for up to 300,000 shares for issuance under the Purchase Plan. As of March 31, 1998, 72,198 shares have been issued under this Purchase Plan, and rights to purchase 227,802 shares are available for purchase.

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

NOTE 11.  EMPLOYEE BENEFIT PLANS

  (a) 401(k) Benefit Plan

     U.S. employees of the Company may participate in a supplemental retirement program (the "401(k) Plan") established under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
matches 75% of individual contributions, up to 3% of base pay, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after two years of service, as defined. For fiscal years 1996, 1997 and 1998, the Company contributed $230, $262, and $245, respectively, under the 401(k) Plan.

  (b) Postretirement Health Care Benefits

     The Company provides certain employees with postretirement health benefits, accounted for under SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Subsequent to March 31, 1995, the Company curtailed the plan and initially recorded a liability of $463. This represented the unrecognized prior service costs associated with the remaining eligible plan participants. At March 31, 1997, the Company's liability was $460. During fiscal 1998, the plan was remeasured. Based on a decrease in the number of plan participants and a change in medical carriers, the liability was reduced by $200 resulting in a liability of $260 at March 31, 1998.

  (c) Foreign Retirement Insurance Benefits

     The Company also provides certain defined retirement annuity payments on behalf of its employees in Europe and Mexico. For fiscal years 1996, 1997 and 1998, the Company contributed $184, $219, and $129, respectively, for the annuity premium payments.

  (d) Defined Benefit Plan

     All employees of the Company located in Taiwan are entitled to retirement benefits under regulatory requirements. The actuarial present value of these benefits has been recorded in the accompanying consolidated financial statements in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

     The components of the net periodic pension cost for fiscal years 1996, 1997 and 1998 are as follows:

                                                              1996    1997    1998
                                                              ----    ----    ----
Service cost -- benefit earned during the period............  $ 87    $ 84    $ 78
Interest cost on projected benefit obligation...............   150     153     140
Expected return on assets...................................   (19)    (20)    (19)
                                                              ====    ====    ====
Net periodic pension cost...................................  $218    $217    $199
                                                              ====    ====    ====

     The funded status of the plan at March 31, 1996, 1997 and 1998 was as follows:

                                                              1996      1997     1998
                                                             ------    ------    ----
Actuarial present value of accumulated plan benefits:
  Vested...................................................  $   --    $   --    $109
  Non-vested...............................................   1,123     1,212      61
                                                             ------    ------    ----
                                                              1,123     1,212     170
Additional amounts related to projected salary increases...     978       968     239
                                                             ------    ------    ----
Actuarial present value of projected benefit obligation....   2,101     2,180     409
Plan assets at fair value..................................     246       290     287
                                                             ======    ======    ====
Projected benefit obligation in excess of plan assets......  $1,855    $1,890    $122
                                                             ======    ======    ====

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                                              1996      1997     1998
                                                             ------    ------    ----
Assumptions:
Rate of return on plan assets..............................      7%        7%      7%
Discount rate for projected benefit obligations............      7%        7%      7%
Rate of increase in future compensation levels
  Indirect labor...........................................      6%        6%      7%
  Direct labor.............................................      4%        4%      --

     The Company closed the manufacturing operations located in Taiwan and the number of participants in the pension plan was reduced from the 156 employees in fiscal 1997 to 12 employees in fiscal 1998. In future years, the net periodic pension costs will be reduced.

  (e) Bonus Plan

     Under the 1995 Key Employee Incentive Plan (the "Bonus Plan"), the Company has the discretion to determine certain employees of the Company who are eligible for a bonus if certain milestones established for the Company and each individual are achieved, as defined. Participants may elect to defer payment of their bonus to a later date and will be entitled to interest on deferred amounts. The Company also has the discretion to pay the bonus in cash, or partially or fully in stock, options or discount options under the 1995 Stock Plan. During fiscal years 1996, 1997 and 1998, the Company incurred $640, $310 and $1,629, respectively, related to the Bonus Plan.

NOTE 12.  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The statement requires that deferred income tax accounts reflect the tax consequences on future years of differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards ("NOL"), to the extent that realization of such benefits is more likely than not.

     The components of domestic and foreign income (loss) before the provision for income taxes for fiscal years ended March 31, 1996, 1997 and 1998 are as follows:

                                                         1996       1997       1998
                                                        -------    -------    -------
Domestic..............................................  $11,949    $(5,991)   $ 9,214
Foreign...............................................      943        544      3,978
                                                        =======    =======    =======
                                                        $12,892    $(5,447)   $13,192
                                                        =======    =======    =======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

     The components of current and deferred provision for income taxes for fiscal years ended March 31, 1996, 1997 and 1998 are as follows:

                                                          1996       1997       1998
                                                         -------    -------    ------
Current:
  Federal..............................................  $ 4,761    $ 2,131    $2,631
  State................................................    1,285        383       522
  Foreign..............................................      488        322     1,371
                                                         -------    -------    ------
     Total current.....................................    6,534      2,836     4,524
                                                         -------    -------    ------
Deferred:
  Federal..............................................     (354)    (1,074)      801
  State................................................      (51)      (222)     (370)
  Foreign..............................................     (971)       (76)      (75)
                                                         -------    -------    ------
     Total deferred....................................   (1,376)    (1,372)      356
                                                         =======    =======    ======
Provision for Income Taxes.............................  $ 5,158    $ 1,464    $4,880
                                                         =======    =======    ======

     The income tax provision is different from that which would be computed by applying the U.S. federal income tax rate to income before taxes for fiscal years ended March 31, 1996, 1997 and 1998, as follows:

                                                            1996      1997      1998
                                                           ------    ------    ------
Federal statutory tax rate...............................    35.0%    (34.0)%    34.0%
State income taxes, net of federal income tax benefit....     5.7       4.6       0.2
Tax exempt interest......................................    (1.3)     (8.3)     (2.4)
Foreign Sales Corporation benefits.......................    (1.0)     (1.4)     (0.5)
Capital loss carryforward valuation allowance............      --      62.8        --
Non-deductible foreign expenses..........................      --        --       4.4
Difference in foreign provision versus statutory U.S.
  rate...................................................     3.2       1.1      (0.5)
Decrease in valuation allowance relating to net operating
  loss carryforwards.....................................    (8.6)     (1.9)     (0.8)
Deemed repatriation of foreign earnings..................     7.0       2.3        --
Other                                                          --       1.7       2.6
                                                           ======    ======    ======
                                                             40.0%     26.9%     37.0%
                                                           ======    ======    ======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

     Significant components of deferred income tax assets and liabilities at March 31, 1997 and 1998 are as follows:

                                                                1997        1998
                                                              --------    --------
Current deferred income tax assets:
  Net operating loss carryforwards..........................  $    106    $    106
  Inventory reserves........................................       762       1,013
  Accrued environmental remediation costs...................        35         265
  Accrued restructuring.....................................     1,140          --
  Accrued payroll related costs.............................     1,095       1,611
  Other temporary differences...............................       721         275
  Less: Valuation allowance.................................      (724)       (570)
                                                              --------    --------
     Net current deferred income tax assets.................  $  3,135    $  2,700
                                                              ========    ========
Long-term deferred income tax assets:
  Net operating loss carryforwards..........................  $  3,293    $  2,725
  Net capital loss carryforwards............................     9,424       9,581
  State tax credits.........................................        --         310
  Less: Valuation allowance.................................   (11,744)    (11,690)
                                                              --------    --------
     Net long-term deferred income tax assets...............       973         926
                                                              --------    --------
Long-term deferred income tax liabilities:
  Depreciation..............................................       (28)        (57)
                                                              --------    --------
Long-term deferred income tax asset, net....................  $    945    $    869
                                                              ========    ========

     The Internal Revenue Code (the "Code") limits the amount of net operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. In connection with the acquisition of the Clare Division of General Instrument in 1989 and the simultaneous issuance of common stock and warrants, the Company incurred a cumulative change in ownership in excess of 50% as defined in the Code. This change in ownership has limited the Company's ability to utilize, in any one year, the net operating loss and credit carryforwards incurred prior to this change in ownership. The Company estimates that the total NOL through January 1989 subject to this limitation is $7,803. The use of the available NOL is limited to $311 in each year subsequent to this change in ownership. In Taiwan, the Company has NOL and tax credit carryforwards of $1,668 at March 31, 1998, which begin to expire in fiscal 1999.

     In January 1997, the Company completed the sale of TMC to Gunther GmbH. As a result of this transaction, the Company incurred a capital loss of approximately $25,000, which the Company may carry forward for a period of five
(5) years. The Company's ability to utilize this capital loss carryforward is limited to the amount of capital gains that the Company generates in the carryforward period. The Company has provided a full valuation allowance against the capital loss carryforward as the Company believes that it is more likely than not that the Company will not be able to utilize such a carryforward.

     The remainder of the valuation allowance relates to the limited use of certain net operating loss carryforwards. The valuation allowance decreased by $208 due to the utilization of the NOL during fiscal 1998, partially offset by net capital loss carryforwards generated in fiscal 1998. Taxes have not been provided on foreign subsidiaries' undistributed earnings of $10,757 at March 31, 1998, which are deemed indefinitely invested.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

NOTE 13.  OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following for fiscal years 1996, 1997 and 1998:

                                                              1996     1997    1998
                                                              -----    ----    -----
Net gain (loss) from foreign currency exchange..............  $(243)   $(40)   $ 378
Other.......................................................    223      32     (243)
                                                              -----    ----    -----
                                                              $ (20)   $ (8)   $ 135
                                                              =====    ====    =====

NOTE 14.  CASH FLOWS

  (a) Supplemental Disclosure of Cash Flow Information

     Supplemental disclosure of cash flow information consists of the following for fiscal years 1996, 1997 and 1998:

                                                            1996      1997      1998
                                                           ------    ------    ------
Interest paid............................................  $1,097    $  224    $  143
                                                           ======    ======    ======
Income taxes paid........................................  $3,125    $2,160    $5,283
                                                           ======    ======    ======

  (b) Summary Information on Sale of European Manufacturing Operation

     During fiscal 1997, the Company sold the following assets and the purchaser assumed the following obligations in connection with the Company's disposition of TMC:

Fair value of assets sold:
  Cash......................................................  $   743
  Intercompany and other receivable.........................    1,479
  Inventory, net............................................    1,395
  Other current assets......................................       26
  Property, plant and equipment.............................    4,890
  Other non-current assets..................................    1,466
                                                              -------
          Total fair value of assets sold...................    9,999
                                                              -------
Liabilities assumed by purchaser:
  Accounts payable..........................................     (529)
  Accrued expenses..........................................   (1,447)
  Income taxes payable......................................     (429)
  Long-term debt, net of current portion....................   (1,515)
  Deferred income taxes.....................................     (938)
  Other non-current liabilities.............................      (72)
                                                              -------
          Total liabilities assumed by purchaser............   (4,930)
                                                              -------

Loss on disposition of TMC..................................  $ 5,069
                                                              =======

  (c) Supplemental Disclosure of Noncash Transactions for fiscal years 1996, 1997 and 1998:

     Supplemental disclosures of noncash transactions consists of the following for fiscal years 1996, 1997 and 1998:

                                                              1996   1997    1998
                                                              ----   ----    ----
Deferred compensation associated with the issuance of stock
  options...................................................  $651    $--     $--
                                                              ====    ==      ==

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

NOTE 15.  GEOGRAPHIC INFORMATION

     Geographic information is as follows for fiscal years 1996, 1997 and 1998:

                                                              1996    1997    1998
              Geographic Sales by Destination:                ----    ----    ----
  United States.............................................   58%     62%     57%
  Europe....................................................   34      28      30
  Far East..................................................    8      10      13
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

     Sales, operating income and identifiable assets for the Company's United States and foreign operations are summarized as follows for fiscal years 1996, 1997 and 1998:

                                         UNITED                                            TOTAL
                                         STATES     EUROPE     FAR EAST    ELIMINATION    COMPANY
                                        --------    -------    --------    -----------    --------
1996
Sales to unaffiliated customers.......  $ 73,562    $43,585    $10,781      $     --      $127,928
Transfers between geographic areas....    26,038     10,805         --       (36,843)           --
                                        --------    -------    -------      --------      --------
     Total sales......................    99,600     54,390     10,781       (36,843)      127,928
                                        ========    =======    =======      ========      ========
Operating income (loss)...............    11,645      1,723       (208)           --        13,160
                                        ========    =======    =======      ========      ========
Identifiable assets...................   103,521     16,014      2,082        (6,409)      115,208
                                        ========    =======    =======      ========      ========
1997
Sales to unaffiliated customers.......    79,652     36,141     12,368            --       128,161
Transfers between geographic areas....    24,508      5,205         --       (29,713)           --
                                        --------    -------    -------      --------      --------
     Total sales......................   104,160     41,346     12,368       (29,713)      128,161
                                        ========    =======    =======      ========      ========
Operating income (loss)...............    (7,797)       930        302            --        (6,565)
                                        ========    =======    =======      ========      ========
Identifiable assets...................   106,874      3,077      1,909          (690)      111,170
                                        ========    =======    =======      ========      ========
1998
Sales to unaffiliated customers.......    89,951     46,300     20,020            --       156,271
Transfers between geographic areas....    33,627      1,280         --       (34,907)           --
                                        --------    -------    -------      --------      --------
     Total sales......................   123,578     47,580     20,020       (34,907)      156,271
                                        ========    =======    =======      ========      ========
Operating income......................     8,352      2,040      1,426            --        11,818
                                        ========    =======    =======      ========      ========
Identifiable assets...................  $110,352    $ 3,760    $   593      $   (519)     $114,186
                                        ========    =======    =======      ========      ========

     Management believes transfers between geographic areas are accounted for on an arms' length basis.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

NOTE 16.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

     Quarterly financial information for the fiscal years 1997 and 1998 is as follows:

                                          FIRST      SECOND      THIRD     FOURTH      TOTAL
                                         QUARTER    QUARTER     QUARTER    QUARTER      YEAR
                 1997                    -------    --------    -------    -------    --------
Net sales..............................  $34,038    $ 30,019    $31,374    $32,730    $128,161
Gross profit...........................   11,624      10,223     10,147     10,564      42,558
Net income (loss)......................    2,791     (12,439)(1)   1,193     1,544      (6,911)
Basic earnings (loss) per share........     0.32       (1.39)      0.13       0.17       (0.77)
Diluted earnings (loss) per share......  $  0.29    $  (1.39)   $  0.13    $  0.16    $  (0.77)

                                          FIRST      SECOND      THIRD     FOURTH      TOTAL
                                         QUARTER    QUARTER     QUARTER    QUARTER      YEAR
                 1998                    -------    --------    -------    -------    --------
Net sales..............................  $34,667    $ 39,204    $40,683    $41,717    $156,271
Gross profit...........................   11,157      12,181     12,613     12,893      48,844
Net income.............................    1,652       2,141      2,228      2,291       8,312
Basic earnings per share...............     0.18        0.23       0.24       0.25        0.90
Diluted earnings per share.............  $  0.17    $   0.21    $  0.22    $  0.23    $   0.83

---------------
(1) See Note 9 for more information on the fiscal 1997 restructuring costs.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To C.P. Clare Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of C.P. Clare Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 29, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 29, 1998

                                                                     SCHEDULE II

                             C.P. CLARE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  RECOVERIES
                                   BALANCE AS OF                 FOR ACCOUNTS    UNCOLLECTIBLE    BALANCE AT
ACCOUNTS RECEIVABLE                  BEGINNING                    PREVIOUSLY       ACCOUNTS         END OF
ALLOWANCE                            OF PERIOD      PROVISION    WRITTEN OFF      WRITTEN OFF       PERIOD
-------------------                -------------    ---------    ------------    -------------    ----------
Year Ended March 31, 1998........      $675           $579           $66             $143           $1,177
Year Ended March 31, 1997........       535            273            --              133              675
Year Ended March 31, 1996........       617            199            19              300              535

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C.P. Clare Corporation certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on June 24, 1998.

                                          C.P. Clare Corporation

Date: June 24, 1998                                   By:
                                                 /s/ ARTHUR R. BUCKLAND
                                            ------------------------------------
                                            Arthur R. Buckland, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURES                                     TITLE                      DATE
                   ----------                                     -----                      ----

             /s/ ARTHUR R. BUCKLAND                 President, Chief Executive           June 24, 1998
------------------------------------------------    Officer and Chairman
               Arthur R. Buckland

              /s/ THOMAS B. SAGER                   Vice President of Finance and        June 24, 1998
------------------------------------------------    Chief Financial Officer
                Thomas B. Sager

           /s/ WINSTON R. HINDLE, JR.               Director                             June 24, 1998
------------------------------------------------
             Winston R. Hindle, Jr.

             /s/ CLEMENTE C. TIAMPO                 Director                             June 24, 1998
------------------------------------------------
               Clemente C. Tiampo

               /s/ JOHN G. TURNER                   Director                             June 24, 1998
------------------------------------------------
                 John G. Turner

               /s/ JAMES K. SIMS                    Director                             June 24, 1998
------------------------------------------------
                 James K. Sims

                                 EXHIBIT INDEX

EXHIBIT NO.                              TITLE
-----------                              -----
   10.2       Amended and Restated Multicurrency Credit Agreement dated
              March 6, 1998 among C.P. Clare Corporation and C.P. Clare
              N.V.
   10.3       Revolving Note Dated March 6, 1998
   10.4       Revolving Note Dated March 6, 1998
   10.7       Reaffirmation of Guaranty and Negative Pledge Agreement
   10.8       Voluntary Deferred Compensation Plan for Key Employees
    21.       Subsidiaries of the Registrant
   23.2       Consent of Arthur Andersen LLP