Form 10-Q
period 1998-06-28
C P CLARE CORP
filed 1998-08-12
CIK 945123

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

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

    As of June 28, 1998, there were 9,372,889 shares of Common Stock, $.01 par value per share, outstanding.



================================================================================

                             C.P. CLARE CORPORATION

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION:                                           PAGE

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                               1

          Consolidated Condensed Statements of Operations                     2

          Consolidated Condensed Statements of Cash Flows                     3

          Notes to Consolidated Condensed Financial Statements              4-7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8-11

Item 3    Quantitative and Qualitative Disclosure About Market Risk          12


PART II   OTHER INFORMATION:

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities and use of Proceeds                          12

Item 3.   Default Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  JUNE 28, 1998      MARCH 31, 1998
                                                                  -------------      --------------
ASSETS

Current assets:
     Cash, cash equivalents and investments (Note 4)                 $ 22,864           $ 26,364
     Accounts receivable, less allowance for doubtful accounts         19,325             21,383
     Inventories (Note 5)                                              23,254             22,083
     Other current assets                                               3,491              3,122
                                                                     --------           --------
              Total current assets                                     68,934             72,952

Property, plant and equipment, net                                     40,128             38,777

Other assets                                                            2,411              2,457
                                                                     --------           --------
                                                                     $111,473           $114,186
                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                               $    689           $    666
     Accounts payable                                                   9,694             12,464
     Accrued expenses (Note 6)                                          8,053              9,899
                                                                     --------           --------
              Total current liabilities                                18,436             23,029

                          Total liabilities                            18,436             23,029

Stockholders' equity:
     Preferred stock, $ .01 par value-
       Authorized: 2,500,000 shares
       Issued and outstanding: None                                        --                 --
     Common stock, $ .01 par value-
       Authorized: 40,000,000 shares
       Issued and outstanding: 9,372,889 shares
         and 9,356,452 shares as of June 28, 1998
         and March 31, 1998, respectively                                  94                 94
     Additional paid-in capital                                        95,795             95,653
     Deferred compensation                                               (137)              (154)
     Accumulated deficit                                               (1,697)            (3,390)
     Cumulative translation adjustment                                 (1,018)            (1,046)
                                                                     --------           --------
                          Total stockholders' equity                   93,037             91,157
                                                                     --------           --------

                                                                     $111,473           $114,186
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

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                             -------------------------------
                                                             JUNE 28, 1998      JUNE 29, 1997
                                                             -------------      -------------

Net sales                                                      $   36,694        $   34,667
Cost of sales                                                      25,514            23,510
                                                               ----------        ----------

      Gross profit                                                 11,180            11,157

Operating expenses:
   Selling, general and administrative                              6,710             6,745
   Research and development                                         2,024             2,328
                                                               ----------        ----------

Operating income                                                    2,446             2,084
Interest income                                                       247               362
Interest expense                                                      (23)              (28)
Other income                                                           11               205
                                                               ----------        ----------

   Income before provision for income taxes                         2,681             2,623

Provision for income taxes                                            988               971
                                                               ----------        ----------

      Net income                                               $    1,693        $    1,652
                                                               ==========        ==========

      Basic earnings per share (Note 3)                        $     0.18        $     0.18
                                                               ==========        ==========

      Diluted earnings per share                               $     0.17        $     0.17
                                                               ==========        ==========

Weighted average number of common shares outstanding:

      Basic                                                     9,366,482         9,192,582
                                                               ==========        ==========

      Diluted                                                   9,863,568         9,683,127
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

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                --------------------------------
                                                                JUNE 28, 1998      JUNE 29, 1997
                                                                -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 1,693             $ 1,652
Adjustments to reconcile net income to net cash used in
   operating activities:
      Depreciation and amortization                                  1,716               1,224
      Deferred income tax benefit                                      (50)                (28)
      Compensation expense associated with stock options                17                  91
      Changes in assets and liabilities:
         Accounts receivable                                         2,018                (705)
         Inventories                                                (1,156)             (1,195)
         Other current assets                                         (284)                 69
         Accounts payable                                           (2,761)             (1,964)
         Accrued expenses and other liabilities                     (1,782)               (832)
                                                                   -------             -------

            Net cash used in operating activities                     (589)             (1,688)
                                                                   -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                           (3,045)             (2,670)
                                                                   -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants                         131                 133
Tax benefit of disqualifying disposition of incentive
   stock options                                                        11                  58
                                                                   -------             -------

            Net cash provided by financing activities                  142                 191
                                                                   -------             -------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
  AND INVESTMENTS                                                       (8)               (165)
                                                                   -------             -------

NET DECREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS              (3,500)             (4,332)

Cash, cash equivalents and investments, beginning of period         26,364              37,430
                                                                   -------             -------

Cash, cash equivalents and investments, end of period              $22,864             $33,098
                                                                   =======             =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:

      Interest                                                     $    --             $    11
                                                                   =======             =======

      Income taxes                                                 $   708             $ 1,086
                                                                   =======             =======







    The accompanying notes are an integral part of the consolidated condensed financial statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 28, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

1. FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2. INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of June 28, 1998, and results of operations for the three months ended June 28, 1998 and June 29, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

3. EARNINGS PER SHARE

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options and warrants that could share in the earnings of the Company.

    A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows (in thousands):

                                                                           THREE MONTHS ENDED
                                                                      -----------------------------
                                                                       JUNE 28,           JUNE 29,
                                                                         1998                1997
                                                                      ---------           ---------
        Basic weighted average shares outstanding                     9,366,482           9,192,582

        Weighted average common equivalent shares                       497,086             490,545
                                                                      ---------           ---------
        Diluted weighted average shares outstanding                   9,863,568           9,683,127
                                                                      =========           =========


The following securities were not included in computing diluted earnings per share because their effect would be antidilutive.

                                                                            THREE MONTHS ENDED
                                                                       ---------------------------
                                                                       JUNE 28,           JUNE 29,
                                                                         1998               1997
                                                                       --------           --------
        Options to purchase common stock                                488,065             178,444
                                                                        =======             =======

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities less than one year. The Company carries its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at June 28, 1998 and March 31, 1998 consists principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company has deemed these investments to be available for sale at both June 28, 1998 and March 31, 1998 and they are carried at cost which approximates market value.

5. INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 28, 1998 and March 31, 1998:

                                              JUNE 28,          MARCH 31,
                                                1998               1998
                                              --------          ---------

        Raw material                           $ 9,079           $ 9,568
        Work in process                          5,798             4,835
        Finished goods                           8,377             7,680
                                               -------           -------

                                               $23,254           $22,083
                                               =======           =======


6. ACCRUED EXPENSES

    Accrued expenses consist of the following at June 28, 1998 and March 31, 1998:

                                              JUNE 28,          MARCH 31,
                                                1998               1998
                                              --------          ---------
        Payroll and benefits                   $3,172             $5,793
        Environmental remediation (Note 7)      1,169              1,172
        Other                                   3,712              2,934
                                               ------             ------

                                               $8,053             $9,899
                                               ======             ======

7. CONTINGENCIES

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

8.  DERIVATIVE FINANCIAL INSTRUMENTS

    SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of any significant derivative or other financial instruments. The Company hedged its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At June 28, 1998, the Company had twelve outstanding Belgian franc ("BF") forward contracts amounting to 137,680 BF or $3,682 with a gross deferred gain of $34 from the rollover of such contracts to the planned settlement date. At June 28, 1998, the Company had no outstanding Mexican peso ("MXP") forward contracts. At March 31, 1998, the Company had thirteen outstanding BF forward contracts amounting to 215,740 BF or $5,908 with a gross deferred loss of $163 from the rollover of such contracts to the planned settlement date. Also, at March 31, 1998, the Company had one outstanding MXP forward contract amounting to 2,160 MXP or $255. The Mexican peso forward contract had no deferred gain or loss. The forward contracts hedge currency transactional exposure resulting from intercompany trade transactions.

9.  NEW ACCOUNTING STANDARDS

    In June 1997, SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" was issued, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosure for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements and the Company will adopt this statement for the fiscal year ended March 31, 1999. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

    In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued, which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes of the benefit obligations for the fair market values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for the fiscal years beginning after December 15, 1997 and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of the statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

10.  COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130 "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displays of comprehensive income and its components in the financial statements. The components of the Company's comprehensive income are as follows:

                                                                     THREE MONTHS ENDED
                                                                    ---------------------
                                                                    JUNE  28,    JUNE 29,
                                                                       1998        1999
                                                                    ---------    -------

        Net income                                                   $1,693       $1,652
        Foreign currency translation adjustments, net of taxes           18          (37)
                                                                     ------       ------

        Comprehensive income                                         $1,711       $1,615
                                                                     ======       ======


11.  SUBSEQUENT EVENT

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California for $15.8 million in cash. The transaction will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Based on a preliminary appraisal, a significant portion of the purchase price has been identified as in-process research and development projects that do not have an alternative future use. Accordingly, the Company will record a charge of approximately $9.3 million in the second quarter of fiscal 1999 for acquired in-process research and development.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, as filed with the Securities and Exchange Commission. See "Trends and Uncertainties" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                  THREE MONTHS ENDED
                                               ------------------------
                                                JUNE 28,       JUNE 29,
                                                 1998           1997
                                               ------------------------
    Net sales                                   100.0%         100.0%
    Cost of sales                                69.5           67.8
                                                -----          -----
       Gross profit                              30.5           32.2

    Operating expenses:
       Selling, general and administrative       18.3           19.5
       Research and development                   5.5            6.7
                                                -----          -----
    Operating income                              6.7            6.0
    Interest income                               0.7            1.0
    Interest expense                             (0.1)          (0.1)
    Other income                                   --            0.6
                                                -----          -----
    Income before income taxes                    7.3            7.5
    Provision for income taxes                    2.7            2.7
                                                -----          -----
       Net income                                 4.6%           4.8%
                                                =====          =====

     Net Sales. In the first quarter of fiscal 1999 revenues of $36.7 million increased from $34.7 million for the same period in fiscal 1998, an increase of 5.8%. Sales of the Company's semiconductor products increased 5.3% while electromagnetic and other product sales increased 6.2%.

Net sales by major product category are as follows:

                                                  THREE MONTHS ENDED
                                               ------------------------
                                                JUNE 28,       JUNE 29,
                                                 1998           1997
                                               ------------------------
                                                     (IN MILLIONS)

      Semiconductor products                     $16.0          $15.2
      Electromagnetic and other products          20.7           19.5

    The Company's semiconductor products are primarily used in data communication applications such as modems and sales have grown significantly over the last few years as Internet usage has expanded. The Company's revenues for the first quarter of fiscal 1999 were impacted by customer inventory reductions.

    The Company's electromagnetic products are primarily used in telecommunication applications such as telephone switching gear and cellular phones. The continued increased usage of cellular phones has been a growth driver for the Company's dry reed switch business and the Company has recently expanded production capacity for these products. The Company believes growth is dependent on the market acceptance of new digital cellular phones, in which the Company's customers utilize the reed switches. Another area of growth in the electromagnetic products is the Remtech products group which provides application specific design and manufacturing services for magnetic components to various industries.

    Net sales to customers located outside of the United States increased 11% in the first quarter of fiscal 1999 to $15.7 million from $14.1 million in the same period in fiscal 1998. Net sales to customers in Europe represents 29.3% of the Company's net sales for the first quarter of fiscal 1999 and increased 16.7% in local currencies and 8.4% in U.S. dollars compared with the prior year and were impacted by a significant shifting of production by a key customer from the U.S. to Europe. Net sales to customers in Asia represent 13.3% of the Company's net sales and increased 17.1% in U.S. dollars for the quarter compared with the prior year. The Company monitors its currency exposure and international economic developments and takes actions to reduce the Company's risk from exposures to fluctuations in foreign currency markets. Due to the inherent uncertainty of foreign exchange markets the Company cannot predict future events in this area. The Company will continue to focus on new markets and expansion of certain existing international markets.

    During the first quarter of fiscal 1999, several Asian countries experienced continuing economic problems and a significant weakening of their local currencies. The Company believes that these issues did not have a material impact on the financial results for the first quarter of fiscal 1999. However, the Company does believe that these issues may have a future impact on operating results as opportunity for customer product demand declines in the Asian markets, credit terms tighten, and Asian competitors with weak currencies increase downward pressure on average selling prices for various products.

    Gross Profit. The Company's gross profit as a percentage of net sales decreased to 30.5% in the first quarter of fiscal 1999 from 32.2% in the same period of fiscal 1998, principally due to additional costs associated with the Company's new semiconductor wafer fabrication facility, the impact of the strengthening U.S. dollar on the Company's European sales, and the increased sales volume of the Company's lower margin Remtech products.

    Selling, General and Administrative Expense. Selling, general and administrative expenses were flat in the first quarter of fiscal 1999 as compared with the first quarter of fiscal 1998 at $6.7 million and as a percentage of net sales were 18.3% for the first quarter of fiscal 1999 as compared with 19.5% for the same period of fiscal 1998.

    Research and Development Expense. Research and development expense decreased to $2.0 million for the first quarter of fiscal 1999 from $2.3 million for the same period in fiscal 1998, due to a larger portion of the fiscal 1998 research and development budget being expended in the first quarter.

    Interest Income. Interest income decreased to $0.2 million for the first quarter of fiscal 1999 from $0.4 million for the same period in fiscal 1998 due to lower cash balances. Interest income is derived from investments of the Company's cash in both commercial paper and short term tax exempt municipal bonds.

    Interest Expense. Interest expense for the first quarter of fiscal 1999 was essentially the same as in the first quarter of fiscal 1998.

    Other Income. In the first quarter of fiscal 1999 other income consists principally of net foreign currency transactional gains. During the first quarter of fiscal 1998, other income consisted principally of foreign currency transactional gains and a one time royalty payment received.

    Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate in both fiscal 1999 and 1998 of 37%, which is less than the combined federal and state statutory rates. This lower rate is primarily based on the favorable treatment of the Company's foreign sales corporation, utilization of net operating loss carryforwards, and investment in variable rate tax exempt municipal bonds.
                                       9

TRENDS AND UNCERTAINTIES

Development of New Products. The markets for the Company's products are characterized by technological change and new product introductions. In particular, the Company is dependent on the communications industry which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for communications related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop new products. Slower than expected acceptance of new products will adversely affect the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase functionality and performance. If the Company is unable to develop such new capabilities or is unable to design, develop and introduce competitive new products, its operating results will be adversely affected.

Customer Concentration. In the first quarter of fiscal 1999, the Company's ten largest customers accounted for 46% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

International Operations. The Company's international operations are subject to several risks including, but not limited to, fluctuations in the value of foreign currencies, changes to import and export duties or regulations, greater difficulty in collecting accounts receivable and labor unrest. While, to date, these factors have not had a material effect on the Company's results, there can be no assurance that there will not be such an impact in the future.

Competition. C.P. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering or financial resources.

Full Operation of the New Wafer Fabrication Facility. The Company recently completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address capacity constraints and operating efficiencies in the production of its semiconductor products. The new facility must be effectively and fully utilized in order for the Company's projected efficiencies to be fully realized. Delays in full and effective utilization will have a material, adverse effect on the Company's future operating results.

Reliance On Key Suppliers. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's needs effectively and on a timely basis and any such disruption could have a material adverse effect on future results.

New Systems. The Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system for all applications and locations. The Company has been informed by the vendor that this new system is compliant with year 2000 issues. This effort is consuming significant resources of the Company and implementation of various applications is scheduled throughout fiscal year 1999. As a result of the systems transition, the Company may experience business disruptions or compliance issues which may have a material adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended June 28, 1998, the Company's cash, cash equivalents and investments decreased by $3.5 million. Operations used $0.6 million of cash during this period, mainly as a result of an increase in inventories and a decrease in accounts payable, which was offset by an decrease in accounts receivable. The Company used $3.0 million for capital expenditures during the three months ended June 28, 1998. Financing activities provided $0.1 million of cash during the period, primarily from the proceeds from exercises of stock options and warrants.

    The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges with financial institutions for trade transactions. There can be no assurance that this policy will eliminate all currency exposure.

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc., and paid $15.8 million in cash plus direct acquisition costs of $0.4 million. This transaction will be accounted for as a purchase. See Note 11.

    The Company believes that cash generated from operations, cash, cash equivalents and investments and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the foreseeable future. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

YEAR 2000 ISSUE

    The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system for all applications and locations. The Company has been informed by the vendor that the new system is compliant with Year 2000 issues. The Company presently believes, with modification to existing software and conversion to the new ERP system, the Year 2000 problem will not pose significant operational problems. Costs to complete this process and install the new ERP system are significant but are not expected to have a material adverse effect on the Company's financial position or results of operations in any year. The Company's potential exposure extends beyond financial applications to include suppliers, customers and other communication and manufacturing equipment. The Company has established cross functional teams which is in the process of reviewing these issues and developing effective strategies to minimize risk.

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

             None

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             EXHIBIT NO.                      DESCRIPTION

             27.0                             Financial Data Schedule (Edgar)

(b)          Reports on Form 8-K

                  The Registrant filed no Current Reports on Form 8-K during the quarter ended June 28, 1998.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  C.P. CLARE CORPORATION


                                  By: /s/ Thomas B. Sager
                                      ------------------------------------------
                                      Thomas B. Sager
                                      Vice President and Chief Financial Officer


Date: August 11, 1998