Form 10-Q
period 1998-09-27
C P CLARE CORP
filed 1998-11-12
CIK 945123

================================================================================





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 0-26092

                             C.P. CLARE CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

         MASSACHUSETTS                                         04-2561471
(State or other jurisdiction of                              (IRS employer
 incorporation or organization)                           identification number)

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

         As of September 27, 1998, there were 9,391,455 shares of Common Stock, $.01 par value per share, outstanding.


================================================================================

                            C.P. CLARE CORPORATION

                              TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION:                                    PAGE

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets                        1

           Consolidated Condensed Statements of Operations              2

           Consolidated Condensed Statements of Cash Flows              3

           Notes to Consolidated Condensed Financial Statements       4-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition And Results of Operations                       9-15


Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk                                                 16

PART II    OTHER INFORMATION:

Item 1.    Legal Proceedings                                           16

Item 2.    Changes in Securities and Use of Proceeds                   16

Item 3.    Default Upon Senior Securities                              16

Item 4.    Submission of Matters to a Vote of Security Holders         16

Item 5.    Other Information                                           16

Item 6.    Exhibits and Reports on Form 8-K                            16

Signatures                                                             17

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SEPTEMBER 27, 1998       MARCH 31, 1998
                                                                   ------------------       --------------
ASSETS

Current assets:
  Cash, cash equivalents and investments (Note 5) ................       $  6,033               $ 26,364
  Accounts receivable, less allowance for doubtful accounts ......         16,953                 21,383
  Inventories (Note 6) ...........................................         25,474                 22,083
  Other current assets ...........................................          5,926                  3,122
                                                                         --------               --------

          Total current assets ...................................         54,386                 72,952

Property, plant and equipment, net ...............................         41,639                 38,777

Other assets .....................................................          8,365                  2,457
                                                                         --------               --------

                                                                         $104,390               $114,186
                                                                         ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..............................       $    924               $    666
  Accounts payable ...............................................          9,878                 12,464
  Accrued expenses (Notes 7 and 8) ...............................         12,034                  9,899
                                                                         --------               --------

          Total current liabilities ..............................         22,836                 23,029

Long-term debt, net of current portion ...........................            389                     --
                                                                         --------               --------

                   Total liabilities .............................         23,225                 23,029
                                                                         --------               --------

Stockholders' equity:
  Preferred stock, $ .01 par value-
  Authorized: 2,500,000 shares
  Issued and outstanding: None ...................................             --                     --
  Common stock, $ .01 par value-
  Authorized: 40,000,000 shares
  Issued and outstanding: 9,391,455 shares and 9,356,452 shares
    as of September 27, 1998 and March 31, 1998, respectively ....             94                     94
  Additional paid-in capital .....................................         95,980                 95,653
  Deferred compensation ..........................................           (112)                  (154)
  Accumulated deficit ............................................        (13,918)                (3,390)
  Cumulative translation adjustment ..............................           (879)                (1,046)
                                                                         --------               --------

                   Total stockholders' equity ....................         81,165                 91,157
                                                                         --------               --------

                                                                         $104,390               $114,186
                                                                         ========               ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                   C.P. CLARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 (UNAUDITED)

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          ---------------------------------     ---------------------------------
                                                          SEPT. 27, 1998     SEPT. 28, 1997     SEPT. 27, 1998     SEPT. 28, 1997
                                                          --------------     --------------     --------------     --------------

Net sales                                                   $   33,887         $   39,204         $   70,581         $   73,871
Cost of sales                                                   24,712             27,024             50,226             50,534
                                                            ----------         ----------         ----------         ----------

      Gross profit                                               9,175             12,180             20,355             23,337

Operating expenses:
   Selling, general and administrative                           6,678              7,028             13,388             13,773
   Research and development                                      2,342              2,006              4,366              4,334
   Write-off of purchased in-process research
     and development (Note 4)                                    9,832                 --              9,832                 --
   Restructuring costs (Note 8)                                  4,000                 --              4,000                 --
                                                            ----------         ----------         ----------         ----------

Operating income (loss)                                        (13,677)             3,146            (11,231)             5,230
Interest income                                                    131                388                378                750
Interest expense                                                   (57)               (71)               (80)               (99)
Other income (expense), net                                       (146)               (69)              (135)               136
                                                            ----------         ----------         ----------         ----------

   Income (loss) before provision (benefit)
     for income taxes                                          (13,750)             3,394            (11,069)             6,017

Provision (benefit) for income taxes                            (1,528)             1,255               (540)             2,226
                                                            ----------         ----------         ----------         ----------

      Net income (loss)                                     $  (12,222)        $    2,139         $  (10,529)        $    3,791
                                                            ==========         ==========         ==========         ==========

Earnings (loss) per common and common share
  Equivalent (Note 3)

      Basic earnings (loss) per share                       $    (1.30)        $     0.23         $    (1.12)        $     0.41
                                                            ==========         ==========         ==========         ==========

      Diluted earnings (loss) per share                     $    (1.30)        $     0.21         $    (1.12)        $     0.38
                                                            ==========         ==========         ==========         ==========

Weighted average common and common share equivalent shares outstanding:

      Basic                                                  9,390,175          9,260,706          9,377,487          9,226,743
                                                            ==========         ==========         ==========         ==========

      Diluted                                                9,390,175          9,972,538          9,377,487          9,847,831
                                                            ==========         ==========         ==========         ==========








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED
                                                                   --------------------------------
                                                                   SEPT.27, 1998     SEPT. 28, 1997
                                                                   -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................    $(10,529)           $ 3,791
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
     Depreciation and amortization ..............................       3,663              2,651
     Provision for environmental remediation costs ..............           -                519
     Non-cash portion of restructuring charge ...................       1,134                  -
     Deferred income tax benefit ................................           -                (87)
     Compensation expense associated with
        stock options ...........................................          42                140
     Changes in assets and liabilities:
        Accounts receivable .....................................       4,618             (3,443)
        Inventories .............................................      (2,645)              (483)
        Other current assets ....................................      (1,314)               832
        Accounts payable ........................................      (3,830)            (1,067)
        Accrued expenses ........................................         717             (3,852)
                                                                     --------            -------
        Net cash (used in) provided by
           operating activities .................................       1,688               (999)
                                                                     --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment .......................      (6,237)            (7,086)
Purchase of Micronix, net of cash acquired (Note 4) .............     (16,012)                 -
                                                                     --------            -------

        Net cash used by investing activities ...................     (22,249)            (7,086)
                                                                     --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock ......................         108                145
Proceeds from exercise of options and warrants ..................         208                663
Payments of principal on long-term debt .........................        (258)                 -
Tax benefit of disqualifying disposition of
   incentive stock Options ......................................          11                 99
                                                                     --------            -------

        Net cash provided by financing activities ...............          69                907
                                                                     --------            -------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS
AND INVESTMENTS .................................................         161               (111)
                                                                     --------            -------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
INVESTMENTS .....................................................     (20,331)            (7,289)

Cash, cash equivalents and investments, beginning
   of period ....................................................      26,364             37,430
                                                                     --------            -------

Cash, cash equivalents and investments, end
   of period ....................................................    $  6,033            $30,141
                                                                     ========            =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest ................................................    $      2            $    22
                                                                     ========            =======
        Income taxes ............................................    $  1,430            $ 2,676
                                                                     ========            =======

SUPPLEMENTAL  DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Acquisition of Micronix:
       Fair value of assets acquired ............................    $ 19,867            $     -
       Liabilities assumed ......................................      (3,567)                 -
       Cash acquired ............................................        (288)                 -
                                                                     --------            -------
       Cash paid for acquisition and direct costs net
          of cash acquired ......................................    $ 16,012            $     -
                                                                     ========            =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

1. FISCAL PERIODS

   The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2. INTERIM FINANCIAL STATEMENTS

   The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of September 27, 1998, and results of operations for the six months ended September 27, 1998 and September 28, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

3. EARNINGS PER SHARE

   The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of stock options and warrants that could share in the earnings of the Company.

   A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     ---------------------------------     ---------------------------------
                                                     SEPT. 27, 1998     SEPT. 28, 1997     SEPT. 27, 1998     SEPT. 28, 1997
                                                     --------------     --------------     --------------     --------------

Basic weighted average shares outstanding               9,390,175          9,260,706          9,377,487          9,226,743
Weighted average common share equivalents                       -            711,832                  -            621,088
                                                        ---------          ---------          ---------          ---------
Diluted weighted average shares outstanding (2)         9,390,175          9,972,538          9,377,487          9,847,831


  The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     ---------------------------------     ---------------------------------
                                                     SEPT. 27, 1998     SEPT. 28, 1997     SEPT. 27, 1998     SEPT. 28, 1997
                                                     --------------     --------------     --------------     --------------

Options to purchase common stock (1)                    1,655,360           169,615            606,104             184,234
Other antidilutive options and warrants (2)               178,359                 -            342,442                   -
                                                        ---------           -------            -------             -------

                                                        1,833,719           169,615            948,546             184,234

  (1) - In accordance with SFAS No. 128, options to purchase common stock were excluded from diluted weighted average shares, because the option price was above the average stock price for the period, therefore the options were not considered as exercisable.

  (2) - During loss periods (three and six months ended Sept 27,1998) stock option equivalents are excluded from diluted weighted average shares as their inclusion would be antidilutive.

4. ACQUISITION

On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California. The Company paid $16,012 for the acquisition and direct cost, net of cash acquired. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16, and accordingly, Micronix's operating results since the date of acquisition are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the aggregate purchase price of $19,867, including $500 of incurred acquisition costs, based on the fair value of the tangible and intangible assets acquired. An independent appraisal, using proven valuation procedures and techniques, was used to determine the fair value of the purchased intangible assets.

Acquired intangibles include developed and unidentified technologies. These intangibles are being amortized over their estimated useful lives of 4 to 8 years. The aggregate purchase price is made up of the following:

     Current Assets ...................................     $ 1,268
     Property, plant and equipment ....................       1,118
     Acquired existing technology .....................       2,456
     Other assets .....................................         644
     Goodwill .........................................       4,549
     In-process R&D ...................................       9,832
                                                            -------
                                                            $19,867
                                                            =======


Intangibles include $9,832 for purchased in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

Micronix's in-process R&D value is comprised of 6 primary R&D programs. These programs include the introduction of certain new technologies. At the acquisition date, these programs ranged in completion from 10% to 85%. CP Clare currently believes it will provide a substantial amount of funding to complete each acquired program. There is no assurance that each project will meet with either technological or commercial success. The substantial delay or outright failure of the in-process R&D would materially impact the Company's financial condition.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new products. The rates utilized to discount the net cash flows to their present value are based on the weighted average cost of capital for Micronix. This discount rate is commensurate with Micronix 's corporate maturity and the uncertainties in the economic estimates described above.

The forecasts used by the Company in valuing in-process R&D were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary significantly from the projected results.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

  The Company considers all highly liquid investment instruments with maturities of six months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company carries its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at September 27, 1998 consisted principally of overnight commercial paper and at March 31, 1998 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be available for sale at September 27, 1998 and March 31, 1998, and they are carried at cost which approximates market value.

6. INVENTORIES

  Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 27, 1998 and March 31, 1998:

                                          SEPTEMBER 27, 1998    MARCH 31, 1998
                                          ------------------    --------------

     Raw Material .................             $13,495             $ 9,568
     Work in process ..............               5,148               4,835
     Finished goods ...............               6,831               7,680
                                                -------             -------
                                                $25,474             $22,083
                                                =======             =======


7. ACCRUED EXPENSES

  Accrued expenses consist of the following at September 27, 1998 and March 31, 1998:

                                          SEPTEMBER 27, 1998    MARCH 31, 1998
                                          ------------------    --------------

     Payroll and benefit .................      $ 3,876             $5,793
     Restructuring (Note 8) ..............        2,866                 --
     Environmental remediation (Note 9) ..        1,038              1,172
     Other ...............................        4,254              2,934
                                                -------             ------
                                                $12,034             $9,899
                                                =======             ======


8. RESTRUCTURING COSTS

In the second quarter of fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $4,000 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The non-recurring charge includes severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of this charge includes write-down of assets, associated with the closure of the Company's Wakefield, MA production facility.

The components of the restructuring at September 27, 1998 are as follows:

     Employee severance, benefits and related costs                   $2,394
     Write-off and write-down of assets to be disposed                 1,134
     Lease termination and relocation costs                              410
     Other                                                                62
                                                                      ------
                                                                      $4,000
                                                                      ======

The total cash impact of the restructuring is $2,866 which the Company anticipates to be paid by the end of the second quarter of fiscal 2000.

9. CONTINGENCIES

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

10. DERIVATIVE FINANCIAL INSTRUMENTS

  SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of any significant derivative or other financial instruments. The Company hedged its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At September 27, 1998, the Company had three outstanding Belgian franc ("BF") forward contracts amounting to 57,100 BF or $1,530 with a gross deferred gain of $112 from the rollover of such contracts to the planned settlement date. At September 27, 1998, the Company had no outstanding Mexican peso ("MXP") forward contracts. At March 31, 1998, the Company had thirteen outstanding BF forward contracts amounting to 215,740 BF or $5,908 with a gross deferred loss of $163 from the rollover of such contracts to the planned settlement date. Also, at March 31, 1998, the Company had one outstanding MXP forward contract amounting to 2,160 MXP or $255. The Mexican peso forward contract had no deferred gain or loss. The forward contracts hedge currency transactional exposure resulting from intercompany trade transactions.

11. NEW ACCOUNTING STANDARDS

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

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of the statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

12. COMPREHENSIVE INCOME (LOSS)

  The Company adopted SFAS No. 130 "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displays of comprehensive income and its components in the financial statements. The components of the Company's comprehensive income are as follows:

                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         ---------------------------------      ----------------------------------
                                                         SEPT. 27, 1998     SEPT. 28, 1997      SEPT. 27, 1998      SEPT. 28, 1997
                                                         --------------     --------------      --------------      --------------

Net income (loss)                                           $(12,222)           $2,139             $(10,529)             $3,791
Foreign currency translation adjustments, net of taxes           (17)              (24)                (102)                (60)
                                                            --------            ------             --------              ------
Comprehensive income (loss)                                 $(12,239)           $2,115             $(10,631)             $3,731
                                                            ========            ======             ========              ======

13. SUBSEQUENT EVENT

  Subsequent to quarter end, the Company entered into a new operating lease line from a new lessor, which could provide up to $5,000 of financing, primarily for production equipment.

  Due to non-recurring charges recorded in the second quarter, the Company is in technical violation of certain covenants of its existing, unused credit facility. As a result, the Company is currently negotiating with its commercial banks regarding the adjustment of certain terms in this credit facility to reflect current business conditions.

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

RESULTS OF OPERATIONS

  The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          --------------------------------      --------------------------------
                                          SEPTEMBER 27,      SEPTEMBER 28,      SEPTEMBER 27,      SEPTEMBER 28,
                                          -------------      -------------      -------------      -------------
                                              1998               1997               1998               1997

Net sales                                    100.0%             100.0%             100.0%             100.0%
Cost of sales                                 72.9               68.9               71.2               68.4
                                             -----              -----              -----              -----

   Gross profit                               27.1               31.1               28.8               31.6

Operating expenses:
   Selling, general and administrative        19.7               17.9               19.0               18.6
   Research and development                    6.9                5.1                6.2                5.9
   Write-off of purchased in-process
     research and development                 29.0                 --               13.9                 --
   Restructuring costs                        11.8                 --                5.7                 --
                                             -----              -----              -----              -----

Operating income (loss)                      (40.4)               8.1              (15.9)               7.1
Interest income                                0.4                1.0                0.5                1.0
Interest expense                              (0.2)              (0.2)              (0.1)              (0.1)
Other income (expense), net                   (0.4)              (0.2)              (0.2)               0.2
                                             -----              -----              -----              -----

Income (loss) before income taxes            (40.6)               8.7              (15.7)               8.2
Provision (benefit) for income taxes          (4.5)               3.2               (0.8)               3.0
                                             -----              -----              -----              -----

   Net income (loss)                         (36.1)%              5.5%             (14.9)%              5.2%
                                             =====              =====              =====              =====



  Net Sales. In the second quarter of fiscal 1999 revenues of $33.9 million compared with $39.2 million for the same period in fiscal 1998, a decrease of 13.6%. Revenues for the Company's semiconductor products are consistent between fiscal 1999 and 1998. However, second quarter fiscal 1999 revenues for semiconductor products included $2.5 million of revenue for Clare-Micronix. Excluding those revenues, semiconductor revenues were 15% lower than the second quarter of the previous year. Electromagnetic and other product revenues decreased 24% in the second quarter of fiscal 1999 compared with the same period in the prior year. Lower revenues for the quarter ended September 27, 1998 were attributed to lower demand for all of the Company's products and lower average selling prices, principally on the Company's low end semiconductor products.

  For the six months ended September 27, 1998, revenues of $70.6 million compared with $73.9 million for the same period in fiscal 1998, a decrease of 4.5%. Sales of the Company's semiconductor products were 2.4% higher for the six months of fiscal 1999 compared to fiscal 1998. However, as stated previously, second quarter revenues for semiconductor products included $2.5 million of revenue for Clare-Micronix. Excluding those revenues, semiconductor revenues were 5.4% lower than the six-month period of the previous fiscal year. Electromagnetic and other product revenues decreased 9.8% in the six months ended September 27, 1998 compared with the same period in the prior year. Lower revenues for the six months ended September 27, 1998 were principally due to the reasons affecting the Company's second quarter revenues.

  Net sales by major product category are as follows:

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          --------------------------------      --------------------------------
                                          SEPTEMBER 27,      SEPTEMBER 28,      SEPTEMBER 27,      SEPTEMBER 28,
                                          -------------      -------------      -------------      -------------
                                              1998               1997               1998               1997
                                                                      (IN MILLIONS)

Semiconductor products                       $17.2              $17.3              $33.3              $32.5
Electromagnetic and other products            16.7               21.9               37.3               41.4



  The Company's semiconductor products are primarily used in data communication applications such as modems and sales have grown significantly over the last few years as Internet usage has expanded. The Company's revenues for the second quarter and six months ended September 27, 1998 were impacted by lower demand for the 56K modems and customer inventory reductions.

  The Company's electromagnetic products are primarily used in telecommunication applications such as telephone switching gear and cellular phones. The continued increased usage of cellular phones has been a growth driver for the Company's dry reed switch business and the Company has expanded production capacity for these products. The Company believes growth is dependent on the market acceptance of new digital cellular phones, in which the Company's customers utilize the reed switches. During the second quarter, the dry reed switch business and the Remtech products group had lower demand and revenues than the previous quarter, based on customer inventory reductions and slower growth in demand for switches from the cellular phone manufacturers.

  Net sales to customers located outside of the United States decreased 15.2% in the second quarter of fiscal 1999 to $13.7 million from $16.2 million in the same period in fiscal 1998. Net sales to customers in Europe represents 28.2% and 28.8% of the Company's net sales for the second quarter and six months ended September 27, 1998, respectively. The net sales decreased 14.2% and 0.9% in local currencies, and decreased 12.5% and 2.0%, in U.S. dollars for the second quarter and six months ended September 27, 1998, respectively and were impacted by lower demand from European customers in the second quarter.

  Net sales to customers in Asia represent 12.2% and 12.7% of the Company's net sales for the second quarter and six months ended September 27, 1998, and decreased 16.6% and 1.8%, respectively, in U.S. dollars for the periods compared with the prior year. During the second quarter of fiscal 1999, several Asian countries experienced continuing economic problems. The Company believes that this issue may have impacted the financial results for the second quarter of fiscal 1999. The Company believes that these issues may have a future impact on operating results, as opportunity for customer product demand declines in the Asian markets, credit terms tighten, and Asian competitors with weak currencies increase downward pressure on average selling prices for various products.

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

  Gross Profit. The Company's gross profit as a percentage of net sales decreased to 27.1% in the second quarter of fiscal 1999 from 31.1% in the same period of fiscal 1998, principally due to lower sales volume. The lower gross profit was also related to higher fixed manufacturing costs associated with the Company's recent capacity expansion in semiconductors and reed switches and the transitional costs for the dry reed relay production line moved to Mexico earlier this year. The Company's gross profit as a percentage of net sales decreased to 28.8% in the six months ended September 27, 1998 from 31.6% in the same period of fiscal 1998, principally due to the same reasons affecting the Company's second quarter gross margins.

  Selling, General and Administrative Expense. Selling, general and administrative ("S,G&A") expenses decreased 5% to $6.7 million in the second quarter of fiscal 1999 as compared with $7.0 million for the same period in the prior fiscal year. Included in the second quarter of fiscal 1999 results are $0.3 million of goodwill and technology amortization expenses, related to the Micronix acquisition. S,G&A expenses were lower on a dollar basis, due to lower commissions and reduced spending for the lower levels of business.

  S,G&A expenses were 19.7% of net sales for the second quarter of fiscal 1999 as compared with 17.9% for the same period in the prior fiscal year, due to the lower revenues experienced in the second quarter. S,G&A expenses decreased 2.8% to $13.4 million for the six months of fiscal 1999 as compared with $13.8 million for the same period in the prior fiscal year.

S,G&A expenses were 19.0% as a percentage of net sales for the six months of fiscal 1999 compared with 18.6% for the same period in the prior year principally due to the same reasons affecting the Company's second quarter S,G&A expenses.

  Research and Development Expense. Research and development (R&D) expense increased to $2.3 million for the second quarter of fiscal 1999 from $2.0 million for the same period in fiscal 1998, due to additional new projects beginning in the second quarter of fiscal 1999 and additional R&D spending, related to the Micronix acquisition. R&D expense was flat at $4.3 million for the six months ended September 30, 1998 compared with the same period in fiscal 1998.

  Write-off of purchased in-process research and development. The intangible assets acquired as part of Micronix include $9.8 million for purchased in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. See Note 4 of the Consolidated Condensed Financial Statements.

  Restructuring costs. In the second quarter of fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring charge of $4.0 million. The non-recurring charge includes severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of this charge includes write-down of assets associated with the closure of the Company's Wakefield, Massachusetts production facility. See Note 8 of the Consolidated Condensed Financial Statements.

  Interest Income. Interest income decreased to $0.1 million for the second quarter of fiscal 1999 from $0.4 million for the same period in fiscal 1998 due to lower cash balances. The decrease was primarily due to cash used for the acquisition of Micronix in July, 1998. Interest income is derived from investments of the Company's cash in both commercial paper and short term tax exempt municipal bonds.

  Interest Expense. Interest expense for the second quarter of fiscal 1999 was the same as in the second quarter of fiscal 1998.

  Other Income. In the second quarters of fiscal 1999 and 1998, other income consists principally of net foreign currency transactional losses. During the six months ended September 27, 1998, other income consists principally of net foreign currency transactional losses, while in the same period in fiscal 1998, other income consisted principally of a one time royalty payment received and net foreign currency transactional gains.

  Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. In the second quarter of fiscal 1999, the Company changed its effective tax rate from 37% to 39%, as a result of non-deductible goodwill and technology amortization expense related to the Micronix acquisition. In fiscal 1998, the effective rate was 37%, as a result of the favorable treatment of the Company's foreign sales corporation, utilization of net operating loss carryforward, and investment in variable rate tax exempt municipal bonds.

TRENDS AND UNCERTAINTIES

Acquisition. On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California for approximately $16 million, excluding acquisition costs and assumed liabilities. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance the Company will operate the acquired business effectively and that the resulting profitability will be at anticipated levels. Also, there can be no assurance that the Company will be able to retain key personnel, the loss of which could have a material adverse effect on the Company's operating results.

Development of New Products. Technological change and new product introductions characterize the markets for the Company's products. In particular, the Company is dependent on the communications industry, which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for communications related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop new products. Slower than expected acceptance of new products will adversely affect the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase functionality and performance. With the addition of Micronix, the Company will need to develop and bring to market the acquired technology and new products in the areas of high-voltage analog and mixed-signal application specific integrated circuits. Development of all these capabilities is expected to require significant additional capital expenditures. The Company is currently limited by its existing capital availability and may need to use its existing or new lines of credit, in order to fund the capital expenditures required to develop new products. If the Company is unable to access adequate sources of capital or is unable to design, develop and introduce competitive new products, its operating results will be adversely affected.

Full Utilization of the New Wafer Fabrication Facility. The Company completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address capacity constraints and operating efficiencies in the production of its semiconductor products. To date, lower demand in semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. In addition, it is not expected that the new facility will be fully utilized in the short term, as certain planned new semiconductor products, including the Micronix products, will require significant additional capital investment to be able to produced in the fabrication facility. Currently, these wafers and products are made utilizing outside foundries. A delay or lack of capital investment in the new manufacturing fabrication facility would have a material adverse effect on future operating results.

Liquidity. The Company's cash balance was significantly reduced, primarily by the acquisition of Micronix, during the second quarter of fiscal 1999 to approximately $6 million. Due to the non-recurring charges recorded in the second quarter, the Company is in technical violation of certain covenants of the existing credit facility. The Company is currently negotiating with its commercial banks regarding the adjustment of certain terms in this credit facility to reflect current business conditions. There are no assurances that the existing $40 million credit facility will not be significantly altered, or become unavailable as a result of these negotiations.

Customer Concentration. In the second quarter of fiscal 1999, the Company's ten largest customers accounted for 44% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

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

Markets. The Company continues to evaluate its operations and product offerings, in order to invest in or potentially divest of certain business or market opportunities.

Restructuring. On September 21, 1998, the Company announced a restructuring of its operations, in order to reduce costs, primarily in general and administrative and manufacturing. The restructuring involves workforce reductions and a facility closure. The Company's future results are dependent on the successful implementation and completion of the announced restructuring. Delays in such implementation or the inability to complete the restructuring in a timely manner would have a material adverse effect on the Company's future operating results. As a result of the restructuring, there can be no assurance that the Company will be able to retain key personnel, the loss of which could have a material adverse effect on the Company's operating results.

Reliance On Key Suppliers. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's needs effectively and on a timely basis and any such disruption could have a material adverse effect on future results.

New Systems. The Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system for certain applications and locations. The vendor has informed the Company that this new system is compliant with year 2000 issues. This effort is consuming significant resources of the Company and implementation of various applications is scheduled throughout fiscal year 1999. As a result of the systems transition, the Company may experience business disruptions or compliance issues which may have a material adverse effect on the Company's results of operations.

Fluctuations in Operating Results. The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. The Company has increased the scope and geographic area of its operations. In addition, based on the recent capital expansions, the Company has increased its operational fixed costs. This expansion also has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. These operating systems are in the process of being updated and centralized, while the existing operating systems are phased out. The Company's future success will depend to a large part on its ability to manage these changes and manage effectively its remote offices and facilities.

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended September 27, 1998, the Company's cash, cash equivalents and investments decreased by $20.3 million. Operations provided $1.7 million of cash during this period, mainly as a result of a decrease in accounts receivable, which was offset by an increase in inventories and a decrease in accounts payable. The Company used $22.3 million for investing activities, including $16.0 million paid when the Company acquired Micronix Integrated Systems, Inc., (see Note 4 of the Notes to Consolidated Condensed Financial Statements), and $6.2 million in capital expenditures. Financing activities provided $0.1 million of cash during the period, primarily from the proceeds from exercises of stock options and warrants.

  At September 27, 1998, the Company had $1.3 million of outstanding debt, of which $0.6 of capital leases were assumed when the Company acquired Micronix Integrated Systems, Inc. In fiscal 1998, the Company entered into a $40 million unsecured, committed revolving multicurrency credit facility ("credit facility"). To date, no borrowings have been made against this credit facility. The credit facility requires the Company to maintain certain financial ratios. Based on the non-recurring charges during the second quarter of fiscal 1999, the Company was not in compliance with two of the covenants. The Company is currently negotiating with its commercial banks regarding the adjustment of certain terms in this credit facility to reflect current business conditions. There can be no assurances that the existing $40 million credit facility will not be significantly altered, or become unavailable, as a result of these negotiations.

  Subsequent to quarter end, the Company entered into a new operating lease line from a new lessor, which could provide up to $5,000 of financing, primarily for production equipment. See Note 13 of the Consolidated Condensed Financial Statements.

  The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges with financial institutions for trade transactions. There can be no assurance that this policy will eliminate all currency exposure.

  The Company believes that cash generated from operations, cash, cash equivalents and investments and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. Prior to that time, the Company intends to negotiate credit terms with its existing lenders or enter into a new credit facility to reflect current business conditions. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

YEAR 2000 ISSUE

  The Company has begun an internal assessment of its operations, from information and financial systems to each aspect of its manufacturing processes and facilities, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company expects to finish the assessment process by its 1999 fiscal year end.

  To date, the Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system, Version 10.7 Smart Client, for many applications and sites, including: order entry, manufacturing and financial systems. The software vendor has informed the Company that the new system is compliant with Year 2000 issues. To date, approximately 2,000 hours of employee time has been devoted to, and approximately $2.5 million has been expended on systems upgrades directly relating to the implementation.

  In addition, the Company's other facilities, including Guadalajara and St. Louis have other manufacturing and financial systems software. These systems are being evaluated to assess compliance. The Company presently believes that with modification to existing software and conversion to the new ERP system, the Year 2000 problem will not pose significant operational problems. However, the Company is conducting further testing and may conduct an external audit following the conclusion of its internal assessment.

  The Company's potential exposure extends beyond financial applications to include suppliers, customers, facilities, manufacturing equipment and other communication equipment. The Company has established a cross-functional team, which is in the process of reviewing these issues and developing effective strategies to minimize risk. The Company has begun to undertake several steps in this review. One step includes a survey of its semiconductor products suppliers' Year 2000 compliance status. The Company has received responses from approximately 50% of those surveyed, a majority of whom have certified they are compliant. The Company is continuing this effort across all Company purchasing locations.

  Further, the Company has begun to confer with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999.

  Based on its initial assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing, interface with key customers, or with processing orders and billing. However, further assessments could find certain critical third party providers, such as those supplying electricity, water, telephone service, and certain raw materials or services may experience difficulties resulting in disruption of service or supplies to the Company. A shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. At present, the Company has not developed complete contingency plans but intends to determine whether to develop any such plan early in fiscal year 1999. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition. C.P. Clare supports the exchange of information regarding the Year 2000 matters and designates the foregoing as Year 2000 Readiness Disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None

PART II  OTHER INFORMATION

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

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of stockholders was held on September 24, 1998 to elect two class III directors to serve until the 2001 Annual Meeting of stockholders and until their successors are duly elected and qualified and to approve certain amendments to the CP Clare Corporation 1995 Stock Option and Incentive Plan. The following table sets forth the results of the stockholder vote.

         Proposal One: Election Of Directors

                                     In Favor               Withheld

         Arthur R. Buckland         8,801,568                14,907
         James K. Sims              8,801,872                14,603

         Proposal Two: Amendment of Stock Option Plan

         In Favor:     5,095,406
         Withheld:     2,768,319
         Abstain:         14,128

         With respect to Proposal Two, there were 938,622 broker non-votes.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION

         27.0                       Financial Data Schedule (Edgar)

(b)      Reports on Form 8-K




  The Registrant filed a Current Report on Form 8-K on July 16, 1998 disclosing the acquisition on July 6, 1998 of Micronix Integrated Systems, Inc.

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

DATE: NOVEMBER 10, 1998