Form 10-Q/A
period 1998-09-27
C P CLARE CORP
filed 1999-02-08
CIK 945123

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission file no. 0-26092



                             C.P. CLARE CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)



         MASSACHUSETTS                                       04-2561471
 State or other jurisdiction of                            (IRS employer
 incorporation or organization)                        identification number)


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

                             C.P. CLARE CORPORATION

                                EXPLANATORY NOTE

         This amendment amends the Form 10-Q filed with the Securities and Exchange Commission on November 10, 1998. The cover page, Part I items 1 and 2,
Part II item 6 and the signatory page have been changed to reflect the new guidance from the SEC in relation to in-process research and development write-offs, which the Company had recorded in the second quarter of fiscal 1999 as part of the Micronix acquisition.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                       September 27, 1998 March 31, 1998
                                                                       ------------------ --------------

ASSETS
Current assets:
  Cash, cash equivalents and investments (Note 5)...........................     $  6,033      $ 26,364
  Accounts receivable, less allowance for doubtful accounts.................       16,953        21,383
  Inventories (Note 6)......................................................       25,474        22,083
  Other current assets......................................................        5,926         3,122
                                                                                 --------      --------
          Total current assets..............................................       54,386        72,952

Property, plant and equipment, net..........................................       41,639        38,777

Other assets................................................................       12,895         2,457
                                                                                 --------      --------

                                                                                 $108,920      $114,186
                                                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................................     $    924      $    666
  Accounts payable..........................................................        9,880        12,464
  Accrued expenses (Notes 7 and 8)..........................................       12,034         9,899
                                                                                 --------      --------
          Total current liabilities.........................................       22,838        23,029

Long-term debt, net of current portion......................................          389            --
                                                                                 --------      --------
          Total liabilities.................................................       23,227        23,029
                                                                                 --------      --------

Stockholders' equity:
  Preferred stock, $ .01 par value-
  Authorized: 2,500,000 shares
  Issued and outstanding: None..............................................           --            --
  Common stock, $ .01 par value-
  Authorized: 40,000,000 shares
  Issued and outstanding: 9,391,455 shares and 9,356,452 shares
    as of September 27, 1998 and March 31, 1998, respectively...............           94            94
  Additional paid-in capital................................................       95,980        95,653
  Deferred compensation.....................................................         (112)         (154)
  Accumulated deficit.......................................................       (9,390)       (3,390)
  Cumulative translation adjustment.........................................         (879)       (1,046)
                                                                                 --------      --------
          Total stockholders' equity........................................       85,693        91,157
                                                                                 --------      --------
                                                                                 $108,920      $114,186
                                                                                 ========      ========

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                 Three Months Ended                  Six Months Ended
                                                          -------------------------------    ---------------------------------
                                                          Sept. 27, 1998   Sept. 28, 1997    Sept. 27, 1998    Sept. 28, 1997
                                                          --------------   --------------    --------------    --------------

Net sales ...............................................  $   33,887        $   39,204        $   70,581        $   73,871
Cost of sales ...........................................      24,713            27,024            50,227            50,534
                                                           ----------        ----------        ----------        ----------
      Gross profit ......................................       9,174            12,180            20,354            23,337

Operating expenses:
   Selling, general and administrative ..................       6,979             7,028            13,689            13,773
   Research and development .............................       2,342             2,006             4,366             4,334
   Write-off of purchased in-process research
     and development (Note 4) ...........................       5,000              --               5,000              --
   Restructuring costs (Note 8) .........................       4,000              --               4,000              --
                                                           ----------        ----------        ----------        ----------
Operating income (loss) .................................      (9,147)            3,146            (6,701)            5,230

Interest income .........................................         131               388               378               750
Interest expense ........................................         (57)              (71)              (80)              (99)
Other (expense) income, net .............................        (148)              (69)             (137)              136
                                                           ----------        ----------        ----------        ----------
      Income (loss) before provision (benefit)
        for income taxes ................................      (9,221)            3,394            (6,540)            6,017
Provision (benefit) for income taxes ....................      (1,528)            1,255              (540)            2,226
                                                           ----------        ----------        ----------        ----------
      Net income (loss) .................................  $   (7,693)       $    2,139        $   (6,000)       $    3,791
                                                           ==========        ==========        ==========        ==========

Earnings (loss) per common and common share
 equivalent (Note 3)
      Basic earnings (loss) per share ...................  $    (0.82)       $     0.23        $    (0.64)       $     0.41
                                                           ==========        ==========        ==========        ==========
      Diluted earnings (loss) per share .................  $    (0.82)       $     0.21        $    (0.64)       $     0.38
                                                           ==========        ==========        ==========        ==========


Weighted average common and common share
 equivalent shares outstanding:
      Basic .............................................   9,390,175         9,260,706         9,377,487         9,226,743
                                                           ==========        ==========        ==========        ==========
      Diluted ...........................................   9,390,175         9,972,538         9,377,487         9,847,831
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

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                     For The Six Months Ended
                                                                                                  ------------------------------
                                                                                                  Sept. 27, 1998  Sept. 28, 1997
                                                                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................................................   $ (6,000)       $  3,791
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Depreciation and amortization ...............................................................      3,966           2,651
     Provision for environmental remediation costs ...............................................         --             519
     Write-off of purchased in-process research and development ..................................      5,000              --
     Non-cash portion of restructuring charge ....................................................      1,134              --
     Deferred income tax benefit .................................................................         --             (87)
     Compensation expense associated with stock options ..........................................         42             140
     Changes in assets and liabilities, net of acquisition of Micronix:
        Accounts receivable ......................................................................      4,618          (3,443)
        Inventories ..............................................................................     (2,645)           (483)
        Other current assets .....................................................................     (1,314)            832
        Accounts payable .........................................................................     (3,830)         (1,067)
        Accrued expenses .........................................................................        717          (3,852)
                                                                                                     --------        --------
        Net cash (used in) provided by operating activities ......................................      1,688            (999)
                                                                                                     --------        --------

Cash Flows From Investing Activities:
Purchase of property, plant and equipment, net ...................................................     (6,237)         (7,086)
Purchase of Micronix, net of cash acquired (Note 4) ..............................................    (16,012)             --
                                                                                                     --------        --------
        Net cash used in investing activities ....................................................    (22,249)         (7,086)
                                                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock .......................................................        108             145
Proceeds from exercise of options and warrants ...................................................        208             663
Payments of principal on long-term debt ..........................................................       (258)             --
Tax benefit of disqualifying disposition of incentive stock Options ..............................         11              99
                                                                                                     --------        --------
        Net cash provided by financing activities ................................................         69             907
                                                                                                     --------        --------

Effect Of Exchange Rates On Cash, Cash Equivalents And Investments ...............................        161            (111)
                                                                                                     --------        --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS ...........................................    (20,331)         (7,289)

Cash, cash equivalents and investments, beginning of period ......................................     26,364          37,430
                                                                                                     --------        --------

Cash, cash equivalents and investments, end of period ............................................   $  6,033        $ 30,141
                                                                                                     ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest .................................................................................   $      2        $     22
                                                                                                     ========        ========
        Income taxes .............................................................................   $  1,430        $  2,676
                                                                                                     ========        ========

     Acquisition of Micronix:
       Fair value of assets acquired .............................................................   $ 20,825        $     --
       Liabilities assumed .......................................................................     (4,525)             --
       Cash acquired .............................................................................       (288)             --
                                                                                                     --------        --------
       Cash paid for acquisition and direct costs net of cash acquired ...........................   $ 16,012        $     --
                                                                                                     ========        ========


The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                 (Dollars In Thousands, Except Per Share Data)


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

3. EARNINGS (LOSS) PER SHARE

    The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of stock options and warrants that could share in the earnings of the Company.

    A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                                 Three Months Ended               Six Months Ended
                                                           ------------------------------  ------------------------------
                                                           Sept. 27, 1998  Sept. 28, 1997  Sept. 27, 1998  Sept. 28, 1997
                                                           --------------  --------------  --------------  --------------

Basic weighted average shares outstanding ............       9,390,175       9,260,706       9,377,487       9,226,743
Weighted average common share equivalents ............              --         711,832              --         621,088
                                                             ---------       ---------       ---------       ---------
Diluted weighted average shares outstanding(2)........       9,390,175       9,972,538       9,377,487       9,847,831

    The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.

                                                                 Three Months Ended               Six Months Ended
                                                           ------------------------------  ------------------------------
                                                           Sept. 27, 1998  Sept. 28, 1997  Sept. 27, 1998  Sept. 28, 1997
                                                           --------------  --------------  --------------  --------------

Options to purchase common stock(1) ..................       1,655,360         169,615         606,104         184,234
Other antidilutive options and warrants(2)............         178,359              --         342,442              --
                                                             ---------       ---------       ---------       ---------

                                                             1,833,719         169,615         948,546         184,234

    (1) - In accordance with SFAS No. 128, options to purchase common stock were excluded from diluted weighted average shares, because the option price was above the average stock price for the period.

    (2) - Other options to purchase common stock and warrants that are at or below the average stock price for the period have been excluded, since their inclusion would be antidilutive.

4. ACQUISITION

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California. The Company paid $16,012 for the acquisition and direct cost, net of cash acquired. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16, and accordingly, Micronix's operating results since the date of acquisition are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the aggregate purchase price of $20,825 including $500 of acquisition costs, based on the fair value of the tangible and intangible assets acquired. An independent appraisal, using proven valuation procedures and techniques, was used to determine the fair value of the purchased intangible assets.

    Acquired intangibles include existing technologies and goodwill. These intangibles are being amortized over their estimated useful lives of 4 to 8 years. The aggregate purchase price is made up of the following:

     Current Assets.........................................    $ 1,268
     Property, plant and equipment..........................      1,118
     Acquired existing technology...........................      2,456
     Other assets...........................................        644
     Goodwill...............................................     10,339
     In-process R&D.........................................      5,000
                                                                -------
                                                                $20,825
                                                                =======

    Intangibles include $5,000 for purchased in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

    Micronix's in-process R&D value is comprised of 6 primary R&D programs. These programs include the introduction of certain new technologies. At the acquisition date, these programs ranged in completion from 10% to 85%. The Company currently believes it will provide a substantial amount of funding to complete each acquired program. There is no assurance that each project will meet with either technological or commercial success. The substantial delay or outright failure of the in-process R&D would materially impact the Company's financial condition.

    The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new products. The rates utilized to discount the net cash flows to their present value are based on the weighted average cost of capital for Micronix. This discount rate is commensurate with Micronix's corporate maturity and the uncertainties in the economic estimates described above.

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

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of six months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at September 27, 1998 consisted principally of overnight commercial paper and at March 31, 1998 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be available for sale at September 27, 1998 and March 31, 1998, and they are carried at cost which approximates market value.

6. INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 27, 1998 and March 31, 1998:

                                            September 27, 1998    March 31, 1998
                                            ------------------    --------------

     Raw Material..........................      $10,628             $ 9,568
     Work in process.......................        8,104               4,835
     Finished goods........................        6,742               7,680
                                                 -------             -------
                                                 $25,474             $22,083
                                                 =======             =======

7. ACCRUED EXPENSES

    Accrued expenses consist of the following at September 27, 1998 and March 31, 1998:

                                            September 27, 1998    March 31, 1998
                                            ------------------    --------------

     Payroll and benefit...................      $ 3,876              $5,793
     Restructuring (Note 8)................        2,866                  --
     Environmental remediation (Note 9)....        1,038               1,172
     Other.................................        4,254               2,934
                                                 -------              ------
                                                 $12,034              $9,899
                                                 =======              ======

8. RESTRUCTURING COSTS

    In the second quarter of fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $4,000 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The non-recurring charge includes severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of this charge includes a write-down of assets, associated with the closure of the Company's Wakefield, MA production facility, which will be completed by the fourth quarter of 1999.

    The components of the restructuring at September 27, 1998 are as follows:

     Employee severance, benefits and related costs...............    $2,394
     Write-off and write-down of assets to be disposed............     1,134
     Lease termination and relocation costs.......................       410
     Other........................................................        62
                                                                      ------
                                                                      $4,000
                                                                      ======

    The total cash impact of the restructuring is $2,866 which the Company anticipates to be paid by the end of the fourth quarter of fiscal 2000.

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

12.  COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130 "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displays of comprehensive income and its components in the financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                                               Three Months Ended                Six Months Ended
                                                         ------------------------------   ------------------------------
                                                         Sept. 27, 1998  Sept. 28, 1997   Sept. 27, 1998  Sept. 28, 1997
                                                         --------------  --------------   --------------  --------------

Net income (loss) .......................................   $(7,693)        $ 2,139          $(6,000)        $ 3,791
Foreign currency translation adjustments, net of taxes...        88             (24)            (105)            (60)
                                                            -------         -------          -------         -------
Comprehensive income (loss) .............................   $(7,605)        $ 2,115          $(6,105)        $ 3,731
                                                            =======         =======          =======         =======

13.  SUBSEQUENT EVENT

     Subsequent to quarter end, the Company entered into a new operating lease line from a new lessor, which could provide up to $5,000 of financing, primarily for production equipment.

    Due to non-recurring charges recorded in the second quarter, the Company is in technical violation of one covenant of its existing, unused credit facility. As a result, the Company is currently negotiating with its commercial banks regarding the adjustment of certain terms in this credit facility to reflect current business conditions.

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

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                                            Three Months Ended               Six Months Ended
                                                                      ------------------------------   -----------------------------
                                                                      September 27,    September 28,   September 27,   September 28,
                                                                          1998             1997            1998            1997
                                                                      -------------    -------------   -------------   -------------

Net sales.......................................................          100.0%           100.0%         100.0%           100.0%
Cost of sales...................................................           72.9             68.9           71.2             68.4
                                                                         ------            -----          -----            -----
   Gross profit.................................................           27.1             31.1           28.8             31.6

Operating expenses:
   Selling, general and administrative..........................           20.6             17.9           19.4             18.6
   Research and development.....................................            6.9              5.1            6.2              5.9
   Write-off of purchased in-process research and development...           14.8               --            7.1               --
   Restructuring costs..........................................           11.8               --            5.6               --
                                                                         ------            -----          -----             ----
Operating income (loss).........................................          (27.0)             8.1           (9.5)             7.1

Interest income.................................................            0.4              1.0            0.5              1.0
Interest expense................................................           (0.2)            (0.2)          (0.1)            (0.1)
Other (expense) income, net.....................................           (0.4)            (0.2)          (0.2)             0.2
                                                                         ------            -----          -----            -----

Income (loss) before income taxes...............................          (27.2)             8.7           (9.3)             8.2
Provision (benefit) for income taxes............................           (4.5)             3.2           (0.8)             3.0
                                                                         ------            -----          -----            -----
   Net income (loss)............................................          (22.7)%            5.5%          (8.5)%            5.2%
                                                                         ======            =====          =====            =====

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

    Net sales by major product category are as follows:

                                                                        Three Months Ended                   Six Months Ended
                                                                  -------------------------------     ------------------------------
                                                                  September 27,     September 28,     September 27,    September 28,
                                                                      1998              1997              1998             1997
                                                                  -------------     -------------     -------------    -------------
                                                                                            (In Millions)


Semiconductor products.......................................         $ 17.2            $ 17.3            $ 33.3           $ 32.5
Electromagnetic and other products...........................           16.7              21.9              37.3             41.4

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

    Selling, General and Administrative Expense. Selling, general and administrative ("S,G&A") expenses were flat at $7.0 million in the second quarter of fiscal 1999 and the same period in the prior fiscal year. Included in the second quarter of fiscal 1999 results are $0.5 million of goodwill amortization expense, related to the Micronix acquisition. S,G&A expenses were lower on a dollar basis, due to lower commissions and reduced spending for the lower levels of business.

    S,G&A expenses were 20.6% of net sales for the second quarter of fiscal 1999 as compared with 17.9% for the same period in the prior fiscal year, due to the lower revenues experienced in the second quarter. S,G&A expenses decreased less than 1% to $13.7 million for the six months of fiscal 1999 as compared with $13.8 million for the same period in the prior fiscal year. S,G&A expenses were 19.4% as a percentage of net sales for the six months of fiscal 1999 compared with 18.6% for the same period in the prior year principally due to the same reasons affecting the Company's second quarter S,G&A expenses.

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

    Write-off of purchased in-process research and development. The intangible assets acquired as part of Micronix include $5.0 million for purchased in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. See Note 4 of the Consolidated Condensed Financial Statements.

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

    Interest Income. Interest income decreased to $0.1 million for the second quarter of fiscal 1999 from $0.4 million for the same period in fiscal 1998 due to lower cash balances. The decrease in cash was primarily due to cash used for the acquisition of Micronix in July, 1998. Interest income is derived from investments of the Company's cash in both commercial paper and short term tax exempt municipal bonds.

    Interest Expense. Interest expense for the second quarter of fiscal 1999 was the same as in the second quarter of fiscal 1998.

    Other (Expense) Income. In the second quarters of fiscal 1999 and 1998, other (expense) income consists principally of net foreign currency transactional losses. During the six months ended September 27, 1998, other (expense) income consists principally of net foreign currency transactional losses, while in the same period in fiscal 1998, other (expense) income consisted principally of a one time royalty payment received and net foreign currency transactional gains.

    Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. In the second quarter of fiscal 1999, the Company increased its effective tax rate from 37% to 39%, as a result of non-deductible goodwill and technology amortization expense related to the Micronix acquisition. In fiscal 1998, the effective rate was 37%, as a result of the favorable treatment of the Company's foreign sales corporation, utilization of net operating loss carryforward, and investment in variable rate tax exempt municipal bonds.

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

    Liquidity. The Company's cash balance was significantly reduced, primarily by the acquisition of Micronix, during the second quarter of fiscal 1999 to approximately $6 million. Due to the non-recurring charges recorded in the second quarter, the Company is in technical violation of certain covenant of the existing credit facility. The Company is currently negotiating with its commercial banks regarding the adjustment of certain terms in this credit facility to reflect current business conditions. There are no assurances that the existing $40 million credit facility will not be significantly altered, or become unavailable as a result of these negotiations.

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

    Restructuring. On September 21, 1998, the Company announced a restructuring of its operations, in order to reduce costs, primarily in general and administrative and manufacturing. The restructuring involves workforce reductions and a facility closure. The Company's future results are dependent on the successful implementation and completion of the announced restructuring. Delays in such implementation or the inability to complete the restructuring in a timely manner would have a material adverse effect on the Company's future operating results. As a result of the restructuring, there can be no assurance that the Company will be able to retain key personnel that were not identified as part of the restructuring. The loss of additional personnel could have a material adverse effect on the Company's operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended September 27, 1998, the Company's cash, cash equivalents and investments decreased by $20.3 million. Operations provided $1.7 million of cash during this period, mainly as a result of non cash adjustments offset by the net loss for the period and a decrease in net assets and liabilities. The Company used $22.3 million for investing activities, including $16.0 million paid when the Company acquired Micronix Integrated Systems, Inc., (see Note 4 of the Notes to Consolidated Condensed Financial Statements), and $6.2 million in capital expenditures. Financing activities provided $0.1 million of cash during the period, primarily from the proceeds from exercises of stock options and warrants.

    At September 27, 1998, the Company had $1.3 million of outstanding debt, of which $0.6 of capital leases were assumed when the Company acquired Micronix Integrated Systems, Inc. In fiscal 1998, the Company entered into a $40 million unsecured, committed revolving multicurrency credit facility ("credit facility"). To date, no borrowings have been made against this credit facility. The credit facility requires the Company to maintain certain financial ratios. Based on the non-recurring charges during the second quarter of fiscal 1999, the Company was not in compliance with one of the covenants. The Company is currently negotiating with its commercial banks regarding the adjustment of certain terms in this credit facility to reflect current business conditions. There can be no assurances that the existing $40 million credit facility will not be significantly altered, or become unavailable, as a result of these negotiations.

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

PART II        OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

               Exhibit No.                     Description
               -----------                     -----------

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


                           C.P. CLARE CORPORATION


                           By: /s/ Harry Andersen
                               ------------------------------
                               Harry Andersen
                               Senior Vice President and Chief Financial Officer


Date: February 8, 1999