Form 10-Q
period 1998-12-27
C P CLARE CORP
filed 1999-02-10
CIK 945123

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998

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

   As of December 27, 1998, there were 9,395,081 shares of Common Stock, $.01 par value per share, outstanding.


================================================================================

                             C.P. CLARE CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I   FINANCIAL INFORMATION:

Item 1.  Financial Statements............................................

         Consolidated Condensed Balance Sheets...........................    1

         Consolidated Condensed Statements of Operations.................    2

         Consolidated Condensed Statements of Cash Flows.................    3

         Notes to Consolidated Condensed Financial Statements............  4-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations............................. 9-14


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......   14

PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings...............................................   14

Item 2.  Changes in Securities and Use of Proceeds.......................   14

Item 3.  Default Upon Senior Securities..................................   14

Item 4.  Submission of Matters to a Vote of Security Holders.............   14

Item 5.  Other Information...............................................   14

Item 6.  Exhibits and Reports on Form 8-K................................   14

Signatures...............................................................   15

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              DECEMBER 27, 1998    MARCH 31, 1998
                                                                              -----------------    --------------

ASSETS
Current assets:
  Cash, cash equivalents and investments (Note 5) .........................        $  4,153            $ 26,364
  Accounts receivable, less allowance for doubtful accounts ...............          19,896              21,383
  Inventories (Note 6) ....................................................          23,107              22,083
  Other current assets ....................................................           6,671               3,122
                                                                                   --------            --------
          Total current assets ............................................          53,827              72,952

Property, plant and equipment, net ........................................          41,205              38,777

Other assets (Note 4) .....................................................          12,400               2,457
                                                                                   --------            --------

                                                                                   $107,432            $114,186
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .......................................        $    982            $    666
  Accounts payable ........................................................           8,311              12,464
  Accrued expenses (Notes 7 and 8) ........................................          12,033               9,899
                                                                                   --------            --------
          Total current liabilities .......................................          21,326              23,029

Long-term debt, net of current portion ....................................             318                  --
                                                                                   --------            --------
          Total liabilities ...............................................          21,644              23,029
                                                                                   --------            --------

Stockholders' equity:
  Preferred stock, $ .01 par value-
  Authorized: 2,500,000 shares
  Issued and outstanding: None ............................................              --                  --
  Common stock, $ .01 par value-
  Authorized: 40,000,000 shares
  Issued and outstanding: 9,395,081 shares and 9,356,452 shares
    as of December 27, 1998 and March 31, 1998, respectively ..............              94                  94
  Additional paid-in capital ..............................................          95,996              95,653
  Deferred compensation ...................................................             (87)               (154)
  Accumulated deficit .....................................................          (9,299)             (3,390)
  Cumulative translation adjustment .......................................            (916)             (1,046)
                                                                                   --------            --------
          Total stockholders' equity ......................................          85,788              91,157
                                                                                   --------            --------
                                                                                   $107,432            $114,186
                                                                                   ========            ========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars In Thousands, Except Per Share Data)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       --------------------------------      --------------------------------
                                                       DEC. 27, 1998      DEC. 28, 1997      DEC. 27, 1998      DEC. 28, 1997
                                                       -------------      -------------      -------------      -------------

Net sales ..........................................     $   37,248         $   40,684         $  107,829         $  114,555
Cost of sales ......................................         27,174             28,071             77,401             78,605
                                                         ----------         ----------         ----------         ----------
      Gross profit .................................         10,074             12,613             30,428             35,950

Operating expenses:
   Selling, general and administrative .............          7,498              7,265             21,187             21,038
   Research and development ........................          2,292              2,164              6,658              6,498
   Write-off of purchased in-process research
     and development (Note 4) ......................             --                 --              5,000                 --
   Restructuring costs (Note 8) ....................             --                 --              4,000                 --
                                                         ----------         ----------         ----------         ----------
Operating income (loss) ............................            284              3,184             (6,417)             8,414

Interest income ....................................             62                412                440              1,162
Interest expense ...................................            (77)               (74)              (157)              (173)
Other (expense) income, net ........................           (118)                16               (255)               152
                                                         ----------         ----------         ----------         ----------
      Income (loss) before provision(benefit)
        for income taxes ...........................            151              3,538             (6,389)             9,555
Provision (benefit) for income taxes ...............             60              1,309               (480)             3,535
                                                         ----------         ----------         ----------         ----------
      Net income (loss) ............................     $       91         $    2,229         $   (5,909)        $    6,020
                                                         ==========         ==========         ==========         ==========

Earnings (loss) per common and common share
  equivalent (Note 3)
      Basic earnings (loss) per share ..............     $     0.01         $     0.24         $    (0.63)        $     0.65
                                                         ==========         ==========         ==========         ==========
      Diluted earnings (loss) per share ............     $     0.01         $     0.22         $    (0.63)        $     0.61
                                                         ==========         ==========         ==========         ==========


Weighted average common and common share
  equivalent shares outstanding:
      Basic ........................................      9,394,942          9,318,452          9,382,806          9,257,446
                                                         ==========         ==========         ==========         ==========
      Diluted ......................................      9,560,656          9,956,536          9,382,806          9,890,305
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

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                    ---------------------------------
                                                                                    DEC. 27, 1998       DEC. 28, 1997
                                                                                    -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................       $ (5,909)           $  6,020
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization .............................................          6,038               3,380
     Provision for environmental remediation costs .............................             --                 891
     Non-cash portion of restructuring charge ..................................          1,134                  --
     Write-off of acquired in-process research and development .................          5,000                  --
     Deferred income tax benefit ...............................................             --                 (56)
     Compensation expense associated with stock options ........................             67                 190
     Changes in assets and liabilities, net of acquisition of Micronix:
        Accounts receivable ....................................................          1,675              (3,857)
        Inventories ............................................................           (278)               (628)
        Other current assets ...................................................         (1,564)                843
        Accounts payable .......................................................         (5,397)             (1,614)
        Accrued expenses .......................................................            716              (3,866)
                                                                                       --------            --------
        Net cash provided by operating activities ..............................          1,482               1,303
                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net .................................         (7,876)            (10,973)
Purchase of Micronix, net of cash acquired (Note 4) ............................        (16,012)                 --
                                                                                       --------            --------
        Net cash used in investing activities ..................................        (23,888)            (10,973)
                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock .....................................            108                 145
Proceeds from exercise of options and warrants .................................            223                 915
Payments of principal on long-term debt ........................................           (271)                 --
Tax benefit of disqualifying disposition of incentive stock options ............             11                 104
                                                                                       --------            --------
        Net cash provided by financing activities ..............................             71               1,164
                                                                                       --------            --------

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND INVESTMENTS .............            124                 367
                                                                                       --------            --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS .........................        (22,211)             (8,139)

Cash, cash equivalents and investments, beginning of period ....................         26,364              37,430
                                                                                       --------            --------

Cash, cash equivalents and investments, end of period ..........................       $  4,153            $ 29,291
                                                                                       ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest ...............................................................       $     74            $     24
                                                                                       ========            ========
        Income taxes ...........................................................       $  1,586            $  4,813
                                                                                       ========            ========

     Acquisition of Micronix:
       Fair value of assets acquired ...........................................       $ 20,825            $     --
       Liabilities assumed .....................................................         (4,525)                 --
       Cash acquired ...........................................................           (288)                 --
                                                                                       --------            --------
       Cash paid for acquisition and direct costs net of cash acquired..........       $ 16,012            $     --
                                                                                       ========            ========


   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 27, 1998
                 (Dollars In Thousands, Except Per Share Data)

1. FISCAL PERIODS

     The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2. INTERIM FINANCIAL STATEMENTS

     The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of December 27, 1998, and results of operations for the nine months ended December 27, 1998 and December 28, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as filed with the Securities and Exchange Commission.

3. EARNINGS (LOSS) PER SHARE

     The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of stock options and warrants that could share in the earnings of the Company.

     A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        ------------------------------    ------------------------------
                                                        DEC. 27, 1998    DEC. 28, 1997    DEC. 27, 1998    DEC. 28, 1997
                                                        -------------    -------------    -------------    -------------

Basic weighted average shares outstanding ..........      9,394,942        9,318,452        9,382,806        9,257,446
Weighted average common share equivalents ..........        165,714          638,084               --          632,859
                                                          ---------        ---------        ---------        ---------
Diluted weighted average shares
outstanding(2) .....................................      9,560,656        9,956,536        9,382,806        9,890,305

   The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        ------------------------------    ------------------------------
                                                        DEC. 27, 1998    DEC. 28, 1997    DEC. 27, 1998    DEC. 28, 1997
                                                        -------------    -------------    -------------    -------------

Options to purchase common stock(1) ................      2,272,137          253,000        1,634,013          425,250
Other antidilutive options and warrants(2) .........             --               --          220,939               --
                                                          ---------          -------        ---------          -------

                                                          2,272,137          253,000        1,854,952          425,250

     (1) - In accordance with SFAS No. 128, options to purchase common stock were excluded from diluted weighted average shares, because the option price was above the average stock price for the period.

     (2) - Other options and warrants to purchase common stock that are at or below the average stock price for the period have been excluded, since their inclusion would be antidilutive.

4. ACQUISITION

     On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California. The Company paid $16,012 for the acquisition and direct cost, net of cash acquired. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16, and accordingly, Clare-Micronix's operating results since the date of acquisition are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the aggregate purchase price of $20,825, including $500 of acquisition costs, based on the fair value of the tangible and intangible assets acquired. An independent appraisal, using proven valuation procedures and techniques, was used to determine the fair value of the purchased intangible assets.

     Acquired intangibles include existing technologies and goodwill. These intangibles are being amortized over their estimated useful lives of 4 to 8 years. The aggregate purchase price is made up of the following:

          Current Assets..........................................  $1,268
          Property, plant and equipment...........................   1,118
          Acquired existing technology............................   2,456
          Other assets............................................     644
          Goodwill................................................  10,339
          In-process R&D..........................................   5,000
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

     Clare-Micronix's in-process R&D value is comprised of 6 primary R&D programs. These programs include the introduction of certain new technologies. At the acquisition date, these programs ranged in completion from 10% to 85%. The R&D investment in the Micronix technology made by the Company from the date of acquisition through December 27, 1998 was $500. The Company believes it will incur additional funding to complete each acquired program. There is no assurance that each project will meet with either technological or commercial success. The substantial delay or outright failure of the in-process R&D would materially impact the Company's financial condition.

     The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new products. The rates utilized to discount the net cash flows to their present value are based on the weighted average cost of capital for Clare-Micronix. This discount rate is commensurate with Clare-Micronix's corporate maturity and the uncertainties in the economic estimates described above.

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

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investment instruments with maturities of nine months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at December 27, 1998 consisted principally of overnight commercial paper and at March 31, 1998 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be available for sale at March 31, 1998, and they are carried at cost which approximates market value.

6. INVENTORIES

     Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 27, 1998 and March 31, 1998:

                                              DECEMBER 27, 1998   MARCH 31, 1998
                                              -----------------   --------------

Raw Material.................................     $ 9,356            $ 9,568
Work in process..............................       7,465              4,835
Finished goods...............................       6,286              7,680
                                                  -------            -------
                                                  $23,107            $22,083
                                                  =======            =======

7.ACCRUED EXPENSES

   Accrued expenses consist of the following at December 27, 1998 and March 31, 1998:

                                              DECEMBER 27, 1998   MARCH 31, 1998
                                              -----------------   --------------

Payroll and benefits.........................     $ 3,175             $5,793
Restructuring (Note 8).......................       2,625                 --
Environmental remediation (Note 9)...........         987              1,172
Other........................................       5,246              2,934
                                                  -------             ------
                                                  $12,033             $9,899
                                                  =======             ======

8. RESTRUCTURING COSTS

     In the second quarter of fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $4,000 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The non-recurring charge includes severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of this charge includes a write-down of assets associated with the closure of the Company's Wakefield, MA production facility which will be completed in the fourth quarter of 1999.

     The components of the restructuring costs were as follows:

        Employee severance, benefits and related costs...........    $2,394
        Write-off and write-down of assets to be disposed........     1,134
        Lease termination and relocation costs...................       410
        Other....................................................        62
                                                                     ------
                                                                     $4,000
                                                                     ======

     The total cash impact of the restructuring is $2,866 which the Company anticipates to be paid by the end of the fourth quarter of fiscal 2000. During the three months ended December 27, 1998, the Company paid $241 of restructuring costs, related primarily to severance for 10 employees terminated, that were identified in the restructuring plan.

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

10.DERIVATIVE FINANCIAL INSTRUMENTS

     SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of any significant derivative or other financial instruments. The Company hedges its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At December 27, 1998, the Company had no outstanding Belgian franc ("BF") or Mexican peso ("MXP") forward contracts. At March 31, 1998, the Company had thirteen outstanding BF forward contracts amounting to 215,740 BF or $5,908 with a gross deferred loss of $163 from the rollover of such contracts to the planned settlement date. Also, at March 31, 1998, the Company had one outstanding MXP forward contract amounting to 2,160 MXP or $255. The Mexican peso forward contract had no deferred gain or loss. The forward contracts hedge currency transactional exposure resulting from intercompany trade transactions.

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

     In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued, which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes of the benefit obligations for the fair market values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Company will adopt this statement for the fiscal year ended March 31, 1999 and it is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

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

12. COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displays of comprehensive income (loss) and its components in the financial statements. The components of the Company's comprehensive income (loss) are as follows:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            -----------------------------      -------------------------------
                                                            DEC. 27, 1998   DEC. 28, 1997      DEC. 27, 1998     DEC. 28, 1997
                                                            -------------   -------------      -------------     -------------

Net income (loss) ........................................       $ 91           $2,229            $(5,909)           $6,020
Foreign currency translation adjustments,
net of taxes .............................................         23               (6)               (79)               54
                                                                 ----           ------            -------            ------
Comprehensive income (loss) ..............................       $114           $2,223            $(5,988)           $6,074
                                                                 ====           ======            =======            ======

13. SUBSEQUENT EVENT

     Subsequent to December 27, 1998, the Company has negotiated a new $15.0 million unsecured revolving line of credit with a new commercial bank. The transaction is anticipated to close by the end of fiscal 1999.

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

RESULTS OF OPERATIONS

     The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                               --------------------------  --------------------------
                                               DECEMBER 27,  DECEMBER 28,  DECEMBER 27,  DECEMBER 28,
                                                   1998         1997          1998           1997
                                               ------------  ------------  ------------  ------------

Net sales....................................     100.0%       100.0%        100.0%         100.0%
Cost of sales................................      73.0         69.0          71.8           68.6
                                                  -----        -----         -----          -----
   Gross profit..............................      27.0         31.0          28.2           31.4

Operating expenses:
   Selling, general and administrative.......      20.1         17.9          19.6           18.4
   Research and development..................       6.2          5.3           6.2            5.7
   Write-off of purchased in-process
       research and development..............        --          --            4.6             --

   Restructuring costs.......................        --          --            3.7             --
                                                  -----        -----         -----          -----
Operating income (loss)......................       0.7          7.8          (5.9)           7.3

Interest income..............................       0.2          1.0           0.4            1.0
Interest expense.............................      (0.2)        (0.2)         (0.2)            --
Other (expense) income net...................      (0.3)         --           (0.2)            --
                                                  -----        -----         -----          -----

Income (loss) before income taxes............       0.4          8.6          (5.9)           8.3
Provision (benefit) for income taxes.........       0.2          3.2          (0.4)           3.1
                                                  -----        -----         -----          -----
   Net income (loss).........................       0.2%         5.4%         (5.5)%          5.2%
                                                  =====        =====         =====          =====

     Net Sales. In the third quarter of fiscal 1999 revenues totaled $37.2 million compared with $40.7 million for the same period in fiscal 1998, a decrease of 8%. Third quarter revenues for the Company's semiconductor products, included recently acquired Clare-Micronix, were essentially equal to the third quarter of fiscal 1998; however, electromagnetic and other product revenues decreased 15% in fiscal 1999 compared with the same period in the prior year. Lower revenues were attributed to lower demand for all of the Company's products and lower average selling prices, principally for semiconductor products.

     For the nine months ended December 27, 1998, revenues of $107.8 million compared with $114.6 million for the same period in fiscal 1998, a decrease of 6%. Sales of the Company's semiconductor products, including Clare-Micronix, were 1% higher for the nine months of fiscal 1999 compared with fiscal 1998. Electromagnetic and other product revenues decreased 12% in the nine months ended December 27, 1998 compared with the same period in the prior year. Lower revenues for the nine months ended December 27, 1998 were principally due to the reasons affecting the Company's third quarter revenues.

   Net sales by major product category were as follows:

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                               --------------------------  --------------------------
                                               DECEMBER 27,  DECEMBER 28,  DECEMBER 27,  DECEMBER 28,
                                                   1998         1997          1998           1997
                                               ------------  ------------  ------------  ------------
                                                                    (IN MILLIONS)

Semiconductor products....................        $18.5        $18.6         $51.8          $51.1
Electromagnetic and other products........         18.7         22.1          56.0           63.5

     The Company's semiconductor products are primarily used in data communication applications such as modems and sales have grown significantly over the last few years as Internet usage has expanded. The Company's revenues for the nine months ended December 27, 1998 were impacted by lower demand for the 56K modems and customer inventory reductions.

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

     Net sales to customers located outside of the United States decreased 4% in the third quarter of fiscal 1999 to $17.7 million from $18.5 million in the same period in fiscal 1998. Net sales to customers in Europe represented 31% and 30% of the Company's net sales for the third quarter and nine months ended December 27, 1998, respectively. Net sales decreased 15% and 6% in local currencies, and decreased 10% and 5%, in U.S. dollars for the third quarter and nine months ended December 27, 1998, respectively and were impacted by lower demand from European customers in the third quarter and nine months ended December 27, 1998.

     Net sales to customers in Asia represent 16% and 14% of the Company's net sales for the third quarter and nine months ended December 27, 1998, and in U.S. dollars increased 13% and 4%, respectively, for the periods compared with the prior year. During fiscal 1999, several Asian countries experienced continuing economic problems. The Company believes that this issue may have impacted the financial results for fiscal 1999.

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

     Gross Profit. The Company's gross profit as a percentage of net sales decreased to 27.0% in the third quarter of fiscal 1999 from 31.0% in the same period of fiscal 1998. This decrease was principally due to underutilized plant capacity in semiconductors, reed switches and reed relay manufacturing, and relates to higher fixed manufacturing costs associated with the Company's capacity expansions, since the prior year. Also, gross profit was negatively impacted by lower sales volume. These negative impacts were partially offset by a favorable sales mix of a higher proportion of semiconductor revenues. The Company's gross profit as a percentage of net sales decreased to 28.2% in the nine months ended December 27, 1998 from 31.4% in the same period of fiscal 1998, principally due to the same reasons affecting the Company's third quarter gross margins.

     Selling, General and Administrative Expense. Selling, general and administrative ("S,G&A") expenses increased $0.2 million or 3% to $7.5 million in the third quarter of fiscal 1999 from $7.3 million in the same period in the prior fiscal year. Included in the third quarter of fiscal 1999 results were $0.4 million to write-down the Company's Chicago site to net realizable value and $0.3 million of goodwill amortization expense, related to the Clare-Micronix acquisition. Excluding these items, S,G&A expenses were lower, principally due to lower sales commissions.

     S,G&A expenses were 20.1% of net sales for the third quarter of fiscal 1999 as compared with 17.9% for the same period in the prior fiscal year, due to the lower revenues. S,G&A expenses increased less than 1% to $21.2 million for the nine months of fiscal 1999 as compared with $21.0 million for the same period in the prior fiscal year. S,G&A expenses were 19.6% as a percentage of net sales for the nine months of fiscal 1999 compared with 18.4% for the same period in the prior year principally due to the same reasons affecting the Company's third quarter S,G&A expenses.

     Research and Development Expense. Research and development (R&D) expense increased to $2.3 million for the third quarter of fiscal 1999 from $2.2 million for the same period in fiscal 1998, due to new projects and the Clare-Micronix acquisition. R&D expense increased to $6.7 million for the nine months ended September 30, 1998 compared with $6.5 million for the same period in fiscal 1998.

     Write-off of purchased in-process research and development. Intangible assets acquired as part of Clare-Micronix include $5.0 million for purchased in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. The investment in R&D in Micronix from the acquisition date through December 27, 1998 was $0.5 million. See Note 4 of the Consolidated Condensed Financial Statements.

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

     Interest Income. Interest income decreased to $0.1 million for the third quarter of fiscal 1999 from $0.4 million for the same period in fiscal 1998 due to lower cash balances. The decrease in cash was primarily due to cash used for the acquisition of Clare-Micronix in July, 1998. Interest income is derived from investments of the Company's cash in both commercial paper and short term tax exempt municipal bonds.

     Interest Expense. Interest expense for the third quarter of fiscal 1999 was the same as in the third quarter of fiscal 1998.

     Other (Expense) Income. In the third quarter of fiscal 1999 other (expense) income consists principally of net foreign currency transactional losses, while in the same period in fiscal 1998, other (expense) income consisted principally of net foreign currency transactional gains. During the nine months ended December 27, 1998, other (expense) income consists principally of net foreign currency transactional losses, while in the same period in fiscal 1998, other (expense) income consisted principally of a one-time royalty payment received and net foreign currency transactional gains.

     Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. In the second quarter of fiscal 1999, the Company increased its effective tax rate from 37% to 39%, as a result of non-deductible goodwill and technology amortization expense related to the Clare-Micronix acquisition. The 39% rate is effective for the rest of fiscal 1999. In fiscal 1998, the effective rate was 37%, as a result of the favorable treatment of the Company's foreign sales corporation, utilization of net operating loss carryforward, and investment in variable rate tax exempt municipal bonds.

TRENDS AND UNCERTAINTIES

     Acquisition. On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California for approximately $16 million, excluding acquisition costs and assumed liabilities. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance the Company will operate the acquired business effectively and that the resulting profitability will be at anticipated levels. Also, there can be no assurance that the Company will be able to retain key personnel, the loss of which could have a material adverse effect on the Company's operating results.

     Competition. C.P. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering or financial resources.

     Customer Concentration. In the third quarter of fiscal 1999, the Company's ten largest customers accounted for 44% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

     Development of New Products. Technological change and new product introductions characterize the markets for the Company's products. In particular, the Company is dependent on the communications industry, which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for communications related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop new products. Slower than expected acceptance of new products will adversely affect the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase functionality and performance. With the addition of Clare-Micronix, the Company will need to develop and bring to market the acquired technology and new products in the areas of high-voltage analog and mixed-signal application specific integrated circuits. Development of all these capabilities is expected to require significant additional capital expenditures. The Company is currently limited by its existing capital availability and may need to use its existing or new lines of credit, in order to fund the capital expenditures required to develop new products. If the Company is unable to access adequate sources of capital or is unable to design, develop and introduce competitive new products, its operating results will be adversely affected.

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

     Full Utilization of the New Wafer Fabrication Facility. The Company completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address capacity constraints and operating efficiencies in the production of its semiconductor products. To date, lower demand in semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. In addition, it is not expected that the new facility will be fully utilized in the short term, as certain planned new semiconductor products, including the Clare-Micronix products, will require significant additional capital investment to be able to be produced in the fabrication facility. Currently, these wafers and products are made utilizing outside foundries. A delay or lack of capital investment in the new manufacturing fabrication facility would have a material adverse effect on future operating results.

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

     Liquidity. The Company's cash balance was significantly reduced, primarily by the acquisition of Clare-Micronix, during the first nine months of fiscal 1999 to approximately $4 million. The Company is currently negotiating with a new commercial bank agent regarding a $15 million credit facility. A delay in the negotiations or lack of a credit agreement could have a material adverse effect on the Company's liquidity.

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

     Reliance on Key Suppliers. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand needs effectively and on a timely basis. Also, the suppliers could experience their own business disruption, including Year 2000, which could have a material adverse effect on future results.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 27, 1998, the Company's cash, cash equivalents and investments decreased by $22.2 million. Operations provided $1.5 million of cash during this period, mainly as a result of non cash adjustments offset by the net loss and decreases in net assets and liabilities. The Company used $23.9 million for investing activities, including $16.0 million paid when the Company acquired Clare-Micronix, (see Note 4 of the Notes to Consolidated Condensed Financial Statements), and $7.9 million in capital expenditures. Financing activities provided $0.2 million of cash during the period, primarily from the proceeds of exercises of stock options and warrants.

     At December 27, 1998, the Company had $1.3 million of outstanding debt, of which $0.6 represented capital leases assumed when the Company acquired Clare-Micronix. In fiscal 1998, the Company entered into a $40 million unsecured, committed revolving multicurrency credit facility ("credit facility"). No borrowings have been made against this credit facility. The credit facility required the Company to maintain certain financial ratios. Due to the non-recurring charges during the second quarter of fiscal 1999, the Company was not in compliance with one of the covenants. The Company is currently negotiating with a new commercial bank agent regarding a $15.0 million unsecured, committed credit facility. The Company expects to complete negotiations by the end of the fiscal year. See Note 13 of the Consolidated Condensed Financial Statements.

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

YEAR 2000 ISSUE

     The Company began an internal assessment of its operations, from information and financial systems to each aspect of its manufacturing processes and facilities, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company expects to finish the assessment process by its 1999 fiscal year end.

     The Company is in the process of implementing an Oracle Enterprise Resource Planning ("ERP") system, Version 10.7 Smart Client, for many applications and sites, including: order entry, manufacturing and financial systems. The software vendor has informed the Company that the new system is compliant with Year 2000 issues. To date, approximately 2,500 hours of employee time has been devoted to, and approximately $3.0 million has been expended on systems upgrades directly relating to the implementation.

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

     The Company's potential exposure extends beyond financial applications to include suppliers, customers, facilities, manufacturing equipment and other communication equipment. The Company has established a cross-functional team, which is in the process of reviewing these issues and developing effective strategies to minimize risk. The Company has begun to undertake several steps in this review, including: evaluating all systems and equipment by site; sending letters to all major vendors assessing their Year 2000 compliance status; and making upgrades to systems or equipment, when applicable. The Company is continuing this effort across all Company locations. To date, the Company has received written assurances from over 50% of our significant vendors that they are Year 2000 compliant.

     The Company's products will not be impacted by the Year 2000 problem, since they are not date-sensitive devices. Further, the Company has begun to confer with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999.

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

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             C.P. CLARE CORPORATION

                                             By: /s/ Harry Andersen
                                                 -------------------------------
                                                 Harry Andersen
                                                 Senior Vice President and Chief
                                                  Financial Officer


DATE: FEBRUARY 9, 1999