Form 10-K405
period 1999-03-31
C P CLARE CORP
filed 1999-06-25
CIK 945123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 1999             COMMISSION FILE NUMBER 0-26092

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 10, 1999, was $10,923,034.

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of June 10, 1999, was 9,459,630.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1999 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM

PART I                                                                                           PAGE

1.         Business                                                                                 1

2.         Properties                                                                              12

3.         Legal Proceedings                                                                       12

4.         Submission of Matters to a Vote of Securityholders                                      12

PART II

5.         Market for Registrant's Common Equity and Related Stockholder Matters                   13

6.         Selected Financial Data                                                                 14

           Management's Discussion and Analysis of Financial Condition and Results of
7.         Operations                                                                              15

7a.        Quantitative and Qualitative Information about Market Risk                              21

8.         Financial Statements and Supplementary Data                                             21

           Changes in and Disagreements with Accountants on Accounting and Financial
9.         Disclosure                                                                              21

PART III

10.        Directors and Executive Officers of the Registrant                                      22

11.        Executive Compensation                                                                  22

12.        Security Ownership of Certain Beneficial Owners and Management                          22

13.        Certain Relationships and Related Transactions                                          22

PART IV

14.        Exhibits, Financial Statement Schedule and Reports on Form 8-K                          23
           (a)  Financial Statement Schedule
           (b)  Reports on Form 8-K
           (c)  Exhibit Index

15.        Signatures                                                                              60

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 10 OF THIS FORM 10-K.

                                     PART I

ITEM 1. BUSINESS

    C.P. Clare Corporation (the "Company" or "C.P. Clare") is a leading provider of high voltage analog semiconductor integrated packages and discrete components, electromagnetic relays and switches, surge protection devices, transformers and specialized electronic components to the world's foremost manufacturers of electronic communications equipment. The Company's products supply the interface between electrical power sources and electronic components by providing the basic isolation and switching functions required by electronic communications applications.

    C.P. Clare is a technology leader in the semiconductor segment of the small signal relay market. C.P. Clare's semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and have contributed to the development of a number of new product applications such as 56K PC card modems, modem interfaces to the Internet, cable set top boxes, and other computer telephony uses such as voice mail systems. Semiconductor products represent the core of the Company's growth strategy for communication applications and accounted for 48% and 45% of the Company's net sales in fiscal 1999 and 1998, respectively.

    C.P. Clare focuses on providing solutions for the telecommunications and data communications industries due to its significant use of analog semiconductor components and growing demand for highly integrated semiconductor packages. The Company's customers include leading global OEMs such as Motorola, Compaq, 3Com, ABB, Alcatel, Diamond Multimedia, LM Ericsson, GVC, Lucent Technologies, Nokia, Samsung, Dialogic, Psion, and Daewoo.

    C.P. Clare, founded in 1937 to design, manufacture and sell electromagnetic products, was sold to General Instrument Corporation in 1967 and operated as a division thereof. Theta-J Corporation, founded in 1975 to design, manufacture and market semiconductor based electronic components, purchased the North American, Taiwanese and European operations of the Clare Division of General Instrument in 1989 and changed its name to C.P. Clare Corporation. This transaction resulted in the formation of the Company in substantially its present form. The Company is incorporated under the laws of Massachusetts and its principal offices are located at 78 Cherry Hill Drive, Beverly, Massachusetts, 01915.

BACKGROUND

    The growth in the worldwide telecommunications and datacommunications markets is being fueled by the convergence of several technological and market trends which are leading to a broad and increasing array of communications, networking, computer telephony and computing products. Advances in computer hardware and software have accelerated the technological shift to distributed processing over communications networks. Trends toward portability and miniaturization and broader functionality have resulted in significant growth in mobile communications and portable computing and network access products.

    Analog semiconductor integrated packages and circuits and discrete components provide the interface between voltages and currents for a broad range of products in the telecommunications and data communications markets, as well as for products in a wide array of other applications such as telemetering and remote access, consumer electronics, appliances, computer peripherals, gaming equipment, automotive, aerospace, automatic test equipment, industrial controls and instrumentation. The Company's analog semiconductor integrated packages and discrete components provide two basic functions required by virtually all electronic and electrical products: isolation and switching. Isolation separates the low current communication signal circuit from the higher power circuit, while the switching function controls the flow of current.

    Various types of integrated packages and components based on electromechanical, electromagnetic and semiconductor technologies have been developed to meet these isolation and switching requirements. C.P. Clare designs, manufactures and sells electromagnetic and analog semiconductor products for voltage, circuit and other applications such as surge protection and AC power conditioning. These technologies and resulting products are utilized for various communications applications based on a number of factors, including performance, sensitivity, resistance, size, speed and cost.

DEVELOPMENTS IN FISCAL 1999

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California. The Company paid $16.0 million for the acquisition and direct cost, net of cash acquired. See "Note 9 to Notes To Consolidated Financial Statements."

    In fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $3.7 million. The non-recurring charge included severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of whom were in manufacturing and the remainder in sales, general and administrative. The balance of this charge includes a write-down of assets associated with the closure of the Company's Wakefield, MA production facility, which was completed in the fourth quarter of 1999.

STRATEGY

    CP Clare's strategy for the past 5 years has been to become the preferred supplier of unique mixed-signal interface integrated circuits to the communications industry. As well as operating on the "network's edge" with analog front ends for analog, ADSL, cable, HomePNA, and other solutions, the Company is committed to the telecommunications voice, data and video interface markets in central office or gateway applications. The Company's primary focus is on the communications industry where the Company has good name recognition and customer contacts worldwide. In addition, the Company will also endeavor to supply mixed signal interface chips to other related market niches for high-profit applications that will dominate and keep the technology breadth alive. These complementary technical applications will provide counter-cyclicality, but more importantly will enable the Company to pursue a number of markets simultaneously creating strong growth.

    C.P. Clare's product strategy is straightforward. First, the Company will continue to develop and expand the solid state relay (SSR) business supplying SSR's to the datacommunications market at falling commodity prices but with a cost advantage over competition. At the same time, the Company will attempt to expand SSR offerings into profitable niches in the instrumentation, industrial controls, telecommunications and power markets. Second, the Company will continue to invest in and grow the Application Specific Integrated Circuit
(ASIC) business. Third, from the ASIC business the Company will look to develop standard products (also called ASSP's or Application Specific Standard Products) for communications/networking applications as well as clearly defined and isolated market niches that can be dominated with identical technologies. The Company's extremely unique semiconductor fabrication facility will sell foundry services for high margins and to acquire new processes. Finally, the reed switch business will focus on the high growth portable phone hook switch and antenna switch markets.

    The Company's focus is on the continuing shift in technology. The ability to receive and transmit large amounts of information--data, voice or video--is becoming more critical than the ability to process that information. The power of individual PC's is now adequate for most needs so that the bottleneck is in the pipes that carry data between PC's and other devices. Pipes using a variety of technologies but all growing dramatically through the ubiquitous reach of the Internet. As the Internet has emerged in its third generation as a powerful, all-reaching fabric for communications, it has become the heart and soul of the end-to-end broadband network. Many companies are focused on these pipes. C.P. Clare is unique in that we have technology, expertise and facilities to address the interfaces of these pipes to the real world.

    Key elements of this strategy are:

    CAPITALIZE ON SEMICONDUCTOR OPPORTUNITIES. C.P. Clare is a leader in semiconductor relay technology, offering a broad line of semiconductor products in a wide variety of package types and specifications. The Company seeks to significantly expand the application of its semiconductor technology into existing and new markets such as communications and instrumentation through the integration of more functions using fewer chips. From its 5-inch wafer fabrication facility in Beverly, Massachusetts, C.P. Clare is developing new process technologies in order to engineer high voltage analog integrated circuits. The Company anticipates that new products and additional capacity from the facility will better position it for increased product demand resulting from technology advances in the communications market. During fiscal year 1999, the Company introduced several new products, including, LiteLink-TM-, Cybergate-TM-, and Digilite-TM-.

    FOCUS ON COMMUNICATIONS INDUSTRY. The Company has focused primarily on developing solutions for the computer telephony, data communications and telecommunications industries due to their significant use of analog semiconductor discrete components, electromagnetic switches and relays, and the increased need for analog semiconductor integrated packages and circuits. The Company's semiconductor products are an enabling technology in certain applications such as modems, computer telephony, and communication interfaces. C.P. Clare's electromagnetic products are integral components in other applications such as cellular telephones and accessories. During the year, product sales to the communications industry represented a significant portion of the Company's total sales. The Company is qualifying processes and designs which can capitalize on its core competencies of optical isolation, high voltage analog semiconductor processes, experience with bonded wafer technology and multi chip packaging for integrated circuits.

    NEW PRODUCT DEVELOPMENT AND ADDITIONAL ANALOG ENGINEERS. The Company has increased and intends to continue to increase its investment in new product development and strengthen the functionality of existing products in an effort to enter new markets and gain share in existing markets. Product development also includes further integration of new and existing analog semiconductor integrated packages and components into fewer circuits. Company sponsored research and development expenses were $9.7 million (or 6.7% of total revenues) and $8.9 million (or 5.7% of total revenues), for fiscal years 1999 and 1998, respectively. The Company's core competencies in semiconductor design, multi chip packaging, coil winding and ceramic to metal sealing have allowed it to introduce new products to existing and prospective customers. During fiscal year 1999, in spite of workforce reductions, the Company continued to expand the number of its analog engineers with the acquisition of Micronix.

    LEVERAGE CUSTOMER RELATIONSHIPS AND PURSUE NEW MARKET OPPORTUNITIES. The Company has established long-standing customer relationships due to its strong worldwide brand recognition, broad product offerings, and quality customer service and attention. The Company intends to further leverage its customer relationships by offering complementary and new products to its existing customer base and by pursuing new market opportunities. The Company is capitalizing on its worldwide brand recognition to expand into new geographic markets and new industries. The Company is seeking to increase local as well as re-export sales to Japan, China, India and Southeast Asia, where significant opportunities exist, in spite of the slow-down in Asia, for sales of both semiconductor and electromagnetic products.

    ACQUISITIONS The Company's strategy includes external growth in its engineering resources and revenue from strategic partnerships and acquisitions. Like the purchase of Micronix, such acquisitions may include fabless design organizations, which provide additional engineering resources to accelerate exiting projects for and the development of new products in the high voltage analog semiconductor application.

CUSTOMERS

    C.P. Clare has established a broad base of approximately 700 customers representing a wide range of industries and applications. The communications industry represents the Company's largest customers due to the industry's pervasive use of analog semiconductor integrated packages and the need for more highly integrated circuits. The Company seeks to sell multiple product solutions to its customers in order to allow C.P. Clare to become more of a strategic communications product supplier. Sales to customers outside the United States comprised 44%, 42%, and 38%, of the Company's net sales for the fiscal years 1999, 1998, and 1997 respectively. For fiscal years ended March 31, 1999, 1998 and 1997, net sales to Motorola represented 13%, 14%, and 17%, of net sales, respectively.

PRODUCT APPLICATIONS

    The Company's products are used in a wide variety of applications, including telephone network interfaces caller identification, high current MOSFET switching, integrated package testers, high frequency communications, scanners, and RF equipment. Set forth below is a representative sample of applications for the Company's semiconductor and electromagnetic products.

    COMMUNICATIONS

    TELEPHONE NETWORK INTERFACES. The Company develops products for and sells into interface and network applications for the communications industry. C.P. Clare was the first to introduce semiconductor products in thin, small flat-pack packages that integrate the functionality previously provided by a number of discrete components including relays, surge protection devices and modem isolation transformers. These products are referred to as the Data Access Arrangement (DAA). The DAA is an arrangement of discrete components principally used in analog data communications, which interface with telephone networks applications. In certain DAA products such as the Cybergate -TM-2000 and 2100, the complete DAA function is designed for both European markets and U.S. This manufacturing capability has allowed C.P. Clare to become a leading worldwide supplier of semiconductor analog integrated packages and components to the major manufacturers of communication products such as PCMCIA card modems. PCMCIA cards are thin, credit card size modems which insert into a designated slot in mobile computer equipment, allowing the portable computer to transmit data over telephone lines and function as a facsimile machine.

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

    AUTOMATIC TEST EQUIPMENT

    ELECTRICAL TESTERS. Semiconductor and printed circuit board testers require precise measurement of smaller, complex products such as integrated circuits, silicon wafers and printed circuit board assemblies. In each of these pieces of equipment, placing a dry reed relay on each electrical path creates test points. If the test path is functioning correctly, the dry reed relay is activated. C.P. Clare's dry reed relays feature low capacitance, a critical feature for this application which requires sensitivity and precision; and are offered in small surface mount, high frequency signals up to 1 GHz.

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

PRODUCTS

    The Company manufactures several hundred standard products and also develops and manufactures products for specific customer applications. The Company has two major product families: analog and mixed signal semiconductor products, which include application specific integrated circuits (ASIC) relays, optocouplers, modem isolation transformers and integrated packages; and electromagnetic products, which include reed relays, switches, magnetic components and surge protection products which are often complementary to the Company's semiconductor products. Each product line builds on one or more of the Company's core competencies in the areas of semiconductor technology design and processing, multi-chip packaging, coil winding, ceramic-to-metal sealing and materials processing.

    SEMICONDUCTOR PRODUCTS

    The Company manufactures a wide variety of semiconductor products consisting primarily of high voltage analog components, optocouplers and integrated packages which are sold in a broad line of over 270 configurations. The Company's semiconductor products are sold primarily to communications customers and are also utilized in a number of applications in other industries such as automated process control, data acquisition, aerospace and automotive. Semiconductor products achieve the required isolation and switching functions with no moving parts, eliminating the mechanical wear typically associated with other types of electromagnetic relays, thus improving reliability with low distortion. The Company has integrated several additional functions into one small package, thereby further reducing board size requirements and providing the user with lower component and assembly costs. The Cybergate -TM-2000 data access arrangement series allows the Company to sell more of its components into those analog data communications applications where multiple discrete components are typically used.

    The Clare--Micronix Division specializes in the design and manufacture of analog and mixed signal ASICs and ASSPs, utilizing CMOS, BiCMOS, and Bipolar semiconductor technologies. Micronix sells into the data and wireless communications, medical, industrial and automated test equipment marketplaces.

    ELECTROMAGNETIC AND SURGE PROTECTION PRODUCTS

    The Company manufactures a broad range of electromagnetic products consisting of dry reed switches and relays and magnetic components, used in applications such as modems, caller identification, sensors and transformers. The Company's electromagnetic products are sold primarily to the communications industry and are also sold to other industries such as industrial and automated process control, transportation, home security, aerospace and automotive. The electromagnetic switch consists of two flat metal blades, which are encapsulated in a glass tube and hermetically sealed in an inert atmosphere. Switches are opened or closed by use of an external magnetic field. The switch is the basic component of the electromagnetic relay, which is formed by winding a wire coil around the switch. When an electrical signal is applied to the coil, it creates an electromagnetic field, which causes the switch to open or close. The Company has succeeded in offering a miniaturized, surface mount, high frequency products to its customers.

    DRY REED. The Company's dry reed switch, the DYAD-Registered Trademark-, has electrical contacts, which have an extremely hard refractory metal applied to the contacts. The DYAD-Registered Trademark- was the first commercially available switch to have surface mount capabilities, which maintain orientation between the pads and the switch. Surface mounting allows for the automated placement of the switch onto circuit boards, thus lowering manufacturing costs. The Company's DYAD-Registered Trademark- switch has a rugged design, which may increase product life and has lower bounce, which provides less electronic noise and is particularly important for applications with a high degree of sensitivity. Dry reed products, which can be manufactured in high volumes at low cost, can function through millions of operations and have low resistance, which causes less heat generation and power consumption.

    The communications industry, with products such as cellular phones, modems and facsimile machines, represents the largest market for dry reed switches and relays. Dry reed switches are also widely used in automatic test equipment applications, due to their high sensitivity and low resistance, and alarm sensors for residential and commercial security applications.

    WETTED REED. The Company sources its wetted reed switches from a dedicated supplier. The wetted reed high performance switch uses a liquid mercury film, which is applied or wetted to the electrical contacts. This mercury-to-mercury connection when the switch is closed provides the lowest contact resistance and the least distortion of all switch technologies. Wetted reed products provide advantages similar to those of dry reed products but are able to offer higher performance characteristics. The Company's wetted reed products are primarily used in telecommunications applications such as central office equipment, telephone switching gear, telephone test systems and PBXs. Wetted reed products are also used in process control applications and the instrumentation market in precision measuring and wattmeter applications.

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

    PRODUCT DEVELOPMENT

    The Company intends to build upon its history of innovation in both the semiconductor and the switching and sensors portion of the electromagnetic markets. The Company's product development strategy is driven by two objectives: meeting customer application requirements and extending the Company's technical capabilities. The Company has focused on utilizing its relationships with key OEMs and its applications engineering capability to enhance existing products and develop new products.

    SEMICONDUCTOR PRODUCTS. The Company has developed new semiconductor integrated products, which offer increased, integrated functionality in one package. The Company is also developing analog integrated circuits, designed to be smaller and less expensive than other semiconductor relay chips and designed to replace the electromechanical relay in certain applications. These new products are targeted to data communications and portable telephone applications. Also under development are products for certain data acquisition, medical electronics and automated process control applications.

    ELECTROMAGNETIC PRODUCTS. The Company is engaged in a number of product development projects for both dry reed switches and relays. Dry reed switch product development is focusing on further miniaturizing the product with a design similar to that of the DYAD-Registered Trademark- in order to address the market trend toward smaller products, especially in certain applications in the security and automatic test equipment markets as well as for higher frequency switching applications.

SALES AND DISTRIBUTION

    C.P. Clare sells its products to its worldwide customers through a network of direct salespeople, contract sales representatives and distributors in North America, Europe, Japan and the Far East.

    Sales through distributors represented 12% of the Company's overall sales in fiscal 1999. In general, sales representatives and distributors have entered into agreements that allow for termination by either party upon 30 days notice and return by distributors of some of the Company's products. These agreements generally allow representatives and distributors to market and sell products competitively with those of the Company and generally permit representatives and distributors to return a small portion of products purchased by them during the term of such agreements and to return all products (other than obsolete products) purchased by them upon termination of such agreements.

BACKLOG

    The Company's backlog reporting method includes only those purchase orders scheduled for shipment within 6 months following the order date. As of March 31, 1999, six-month order backlog was approximately $29.3 million compared with six-month backlog of $34.3 million as of March 31, 1998. Although the Company's contract terms may vary from customer to customer, purchasers of standard products may generally cancel or reschedule orders without significant penalty. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

MANUFACTURING

    All the Company's Beverly, Guadalajara and St. Louis manufacturing and assembly facilities are ISO 9001 certified. ISO 9001 certification is an international certification for quality control systems, the receipt of which emphasizes the Company's commitment to quality control and assists the Company in becoming a qualified supplier for certain customers. During fiscal 1999, the Company shifted production of its solid state relay products (SSR's) from its Wakefield facility to the Beverly facility. As a result there were minor changes in the characteristics of some of these SSR's produced in Beverly that caused problems in the products in which they were incorporated. As a result the Company lost business. It has addressed these quality problems and hopes to recapture a substantial portion of the lost market share.

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

    ELECTROMAGNETIC PRODUCTS. The Company manufactures dry reed switches in St. Louis, Missouri, and assembles relays in Guadalajara, Mexico. In January 1997 the Company sold the Tongeren Manufacturing Company (TMC) to Gunther, GmbH. This allowed the exit from a high cost wetted reed-manufacturing environment, while maintaining a strong European sale and marketing presence. Wetted reed switches are purchased from the new owners of TMC in Tongeren, Belgium under a long-term supply agreement. In March, 1998 the Company closed its dry reed relay assembly operation in Chitu, Taiwan and shifted production to Guadalajara, Mexico. Magnetic components are designed and assembled in Guadalajara, Mexico.

    The Company's Mexican facilities perform assembly operations for all non-semiconductor business units and account for a significant portion of the Company's overall manufacturing output. These facilities were established and are operated under the Maquiladora program. In general, a company that operates under this program is required to export at least 80% of its production from Mexico and is afforded certain duty and tax preferences and incentives on products brought back into the United States.

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

    Many of the Company's competitors have substantially greater financial, marketing, technical, manufacturing and distribution resources than those of the Company. While the Company believes that it's broad product offerings, worldwide sales coverage, customer service and brand recognition enable the Company to compete effectively, there can be no assurance that the Company will be able to continue to do so.

EMPLOYEES

    As of March 31, 1999, the Company had 1,476 total employees including 1,264 in manufacturing, 79 in sales and marketing, 67 in research and development and 66 in administration. While none of the Company's United States employees are unionized, the Company's employees in Mexico and Taiwan are represented by government mandated collective bargaining agreements. The Company believes that its relations with its employees are generally good.

PROPRIETARY RIGHTS

    The Company holds a number of United States and foreign patents and trademarks. The Company has additional U.S. and foreign patent and trademark applications pending. The Company intends to continue to seek patents on its products, as appropriate. The Company believes that although these patents may have value, given the rapidly changing nature of the industries in which the Company competes, the Company depends primarily on the technical competence and creativity of its technical work force and its ability to continue to introduce product improvements rapidly. The Company does not believe that the success of its business is materially dependent on the existence, validity or duration of any patent, license or trademark.

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

    An environmental site investigation commissioned in 1992, by the Company on its West Pratt Avenue facility in Chicago, Illinois ("Site"), reported evidence of contamination at the Facility. The Company voluntarily reported the discovery to the Illinois Environmental Protection Agency ("IEPA"), and has since been involved in discussions with IEPA and the U.S. Environmental Protection Agency regarding the implications of the investigation and the need for further investigation and remedial work. The Company and General Instrument have agreed to share the costs of implementing the proposed cleanup plan at both the Site and the adjacent properties. Pursuant to that agreement, General Instrument will pay for 75% of the costs of the soil remediation and related environmental cleanup costs, and the Company will bear 25% of such costs and the complete cost of removing asbestos from the building structure and building demolition. The agreement is subject to a reservation of both parties' rights to reallocate these costs or litigate concerning final liability at the Site. If a final accounting acceptable to C.P. Clare cannot be attained, C.P. Clare may commence litigation against General Instrument to recover its fair share of such costs.

    During fiscal 1997 and fiscal 1998, the Company completed remediation of the Site to industrial / commercial standards. The Company has received a no-further-remediation letter from the IEPA. On July 2, 1998 the Company executed a purchase and sale agreement, as subsequently amended, to sell the Site to Concord Development Corporation of Illinois ("Concord") for residential development, contingent on Concord's obtaining certain permits and approvals for such redevelopment. The Company anticipates closing on the sale of the Site in the second quarter of fiscal year 2000. Concord intends to further clean up the Site to residential standards at Concord's sole cost, and to release the Company from any claims relating to known contamination at the Site. The Company agreed to indemnify Concord with respect to contamination that migrated from the Site onto adjacent properties. Pursuant to an agreement with Concord, the Company agreed to acquire environmental insurance protecting Concord and the Company from future environmental liability at the Site. See Note 8 of Notes to Consolidated Financial Statements.

    Further testing has confirmed that some of the contamination has migrated onto two adjacent properties. The Company is working with those parties and their environmental consultants to establish the procedures and costs for remediating these properties. The Company has completed the remediation agreed to by the parties on one of the adjacent sites and expects that such site will receive a no further remediation letter with respect to the work done by the Company.

    The Company and General Instrument are continuing to address contamination that has been found on adjacent sites. Management continues to analyze the estimated environmental remediation liability and has recorded additional amounts when known events have required revised estimates. However, given the current stage of the remediation process and the magnitude of contamination found at the Site and adjacent sites, the ultimate disposition of this environmental matter could have a significant negative impact on the Company's consolidated financial results for a future reporting period.

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

    CUSTOMER CONCENTRATION. In fiscal 1999, the Company's ten largest customers accounted for 42% of total net sales as compared to 35% in fiscal 1998. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material, adverse effect on the Company's future results.

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

    COMPLETION OF THE NEW WAFER FABRICATION FACILITY. The Company recently completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts, to address current capacity constraints and operating efficiencies in the production of its semiconductor products. The new facility must be effectively and fully utilized in order for the Company's projected efficiencies to be fully realized. The lack of effective utilization will have a material, adverse effect on the Company's future operating results.

    RELIANCE ON KEY SUPPLIERS. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's needs effectively and on a timely basis and any such disruption could have a material, adverse impact on future results.

    NEW SYSTEMS. The Company is in the process of completing the implementation of an Oracle Enterprise Resource Planning system for all applications and locations. The vendor has informed the Company that this new system is compliant with year 2000 issues and internal testing of year 2000 compliance is nearing completion. As a result of the systems transition, the Company may experience disruptions, which may have material, adverse impact on the Company's results of operations.

    ACQUISITION. On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc., a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California, for approximately $16 million, excluding acquisition costs and assumed liabilities. The Company has limited experience in integrating acquired companies or technologies into its operations.

Therefore, there can be no assurance the Company will operate the acquired business effectively and that the resulting profitability will be at anticipated levels. Also, there can be no assurance that the Company will be able to retain key personnel, the loss of which could have a material adverse effect on the Company's operating results.

    The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. The Company has increased the scope and geographic area of its operations. This expansion has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. These operating systems are in the process of being updated and centralized, while the existing operating systems are phased out. The Company's future success will depend a large part on its ability to manage these changes and effectively manage its remote offices and facilities.

ITEM 2. PROPERTIES

    C.P. Clare, headquartered in Beverly, Massachusetts, operates the following manufacturing facilities worldwide:

LOCATION                                   SQUARE FOOTAGE  INTEREST              PRODUCTS MANUFACTURED
-----------------------------------------  --------------  ---------  --------------------------------------------
Beverly, Massachusetts...................        83,000    Leased     Corporate Headquarters Semiconductor
                                                                      Products
St. Louis, Missouri (1)..................        20,000    Leased     Dry Reed Products and Surge Arresters
Guadalajara, Mexico (1)..................       193,000    Leased     All products except Semiconductor
Aliso Viejo, California..................        27,000    Leased     ASIC design and manufacture

------------------------

(1) Multiple locations.

    The Company also leases additional sales offices in Illinois, Florida and California in the United States, and also in Belgium, Canada, France, Germany, Japan, and Taiwan. The Company believes its office facilities are adequate for its current needs.

    The Company also has a site located at 3101 West Pratt Avenue, Chicago, Illinois, which is not in use and is under agreement to be sold. See "Business--Environmental".

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

PERIOD OR QUARTER ENDED                           HIGH               LOW
----------------------------------------  --------------------   -----------
April 1, 1997--June 30, 1997............  $    15  3/4           $    8 1/8
July 1, 1997--September 30, 1997........       19  7/8               13 1/2
October 1, 1997--December 31, 1997......       20                    12 3/8
January 1, 1998--March 31, 1998.........       16  5/8               12 1/8

April 1, 1998--June 30, 1998............  $    14  1/2           $    8 5/8
July 1, 1998--September 30, 1998........        9  1/2                5 3/16
October 1, 1998--December 31, 1998......        7  3/4                3 7/8
January 1, 1999--March 31, 1999.........        7  3/4                3 5/8

    On June 10, 1999, the last reported sale price of the Common Stock on the Nasdaq was $3.75 per share. On June 10, 1999, there were 163 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its subsidiaries as of and for each of the years in the five-year period ended March 31, 1999. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                                              1995       1996       1997       1998       1999
                                                            ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.................................................  $  95,992  $ 127,928  $ 128,161  $ 156,271  $ 143,913
Cost of sales.............................................     69,546     86,464     85,603    107,427    102,876
                                                            ---------  ---------  ---------  ---------  ---------
  Gross profit............................................     26,446     41,464     42,558     48,844     41,037
Operating expenses:
  Selling, general and administrative.....................     17,143     23,857     28,330     28,157     28,191
  Research and development (R&D)..........................      3,532      4,447      6,543      8,869      9,678
  In-process R&D write-off(1).............................         --         --         --         --      5,000
  Restructuring costs (2).................................        727         --     14,250         --      3,700
                                                            ---------  ---------  ---------  ---------  ---------
  Operating income (loss).................................      5,044     13,160     (6,565)    11,818     (5,532)
  Interest income.........................................         --      1,052      1,578      1,454        571
  Interest expense........................................     (2,841)    (1,300)      (452)      (215)      (232)
  Other income (expense), net.............................        476        (20)        (8)       135        390
                                                            ---------  ---------  ---------  ---------  ---------
  Income (loss) before provision for income taxes and
    extraordinary gain....................................      2,679     12,892     (5,447)    13,192     (5,583)
  Provision for income taxes..............................      1,342      5,158      1,464      4,880         --
                                                            ---------  ---------  ---------  ---------  ---------
  Income (loss) before extraordinary gain.................      1,337      7,734     (6,911)     8,312     (5,583)
Extraordinary gain on early retirement of debt............      1,742         --         --         --         --
                                                            ---------  ---------  ---------  ---------  ---------
      Net income (loss)...................................  $   3,079  $   7,734  $  (6,911) $   8,312  $  (5,583)
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------

Basic and diluted earnings (loss) per share
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain.................  $    0.45  $    1.22  $   (0.77) $    0.90  $   (0.59)
  Extraordinary gain......................................       0.59         --         --         --         --
                                                            ---------  ---------  ---------  ---------  ---------
  Net income (loss).......................................  $    1.04  $    1.22  $   (0.77) $    0.90  $   (0.59)
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------

Diluted earnings (loss) per share
  Income (loss) before extraordinary gain.................  $    0.26  $    0.95  $   (0.77) $    0.83  $   (0.59)
  Extraordinary gain......................................       0.35         --         --         --         --
                                                            ---------  ---------  ---------  ---------  ---------
  Net income (loss).......................................  $    0.61  $    0.95  $   (0.77) $    0.83  $   (0.59)
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------

Weighted average number of common shares outstanding:

Basic.....................................................      2,948      6,316      8,992      9,280      9,398
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------

Diluted...................................................      5,081      8,176      8,992      9,967      9,398
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------

CONSOLIDATED BALANCE SHEET DATA:
Total assets..............................................  $  55,271  $ 115,208  $ 111,170  $ 114,186  $ 109,215
Long-term debt and capital lese obligations, net of
  current portion.........................................     15,969      4,034        550         --        282

------------------------

(1) See Note 9 of the Notes to Consolidated Financial Statements for information on the in-process R&D write-off in fiscal 1999.

(2) See Note 10 of the Notes to Consolidated Financial Statements for more information on restructuring costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    C.P. Clare is a leading provider of high voltage analog and mixed-signal semiconductor integrated packages and discrete components, electromagnetic relays and switches, surge protection devices, transformers, and specialized electronic components to the world's foremost manufacturers of electronic communications equipment.

RESULTS OF OPERATIONS

    The following table sets forth the relative percentages that certain income and expense items bear to net sales for the periods indicated:

                                        FISCAL YEAR ENDED MARCH 31,
                                     ----------------------------------
                                     1997          1998           1999
                                     -----   -----------------    -----
Net sales..........................  100.0%        100.0%         100.0%
Cost of sales......................   66.8          68.7           71.5
                                     -----         -----          -----
    Gross profit...................   33.2          31.3           28.5
Operating expenses:
  Selling, general and
    administrative.................   22.1          18.0           19.6
  Research and development.........    5.1           5.7            6.7
  In-process research and
    development....................     --            --            3.5
  Restructuring costs..............   11.1            --            2.5
                                     -----         -----          -----
Operating income (loss)............   (5.1)          7.6           (3.8)
Interest income....................    1.2           0.9            0.4
Interest expense...................   (0.4)         (0.1)          (0.2)
Other income (expense), net........     --            --           (0.3)
                                     -----         -----          -----
Income (loss) before provision for
  income taxes.....................   (4.3)          8.4           (3.9)
Provision for income taxes.........    1.1           3.1             --
                                     -----         -----          -----
    Net (loss) income..............   (5.4)%        5.3%           (3.9)%

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

    NET SALES. In fiscal 1999, net sales totaled $143.9 million compared with $156.3 million in fiscal 1998, a decrease of 8%. Sales of semiconductor products were essentially flat, while electromagnetic and other products decreased 14%.

    The Company's semiconductor products are primarily used in data communication applications such as modems. The overall downturn in the electronic components market significantly impacted fiscal 1999 demand for solid state relays; however, sales of application specific integrated circuits by Clare-Micronix offset these shortfalls.

    The Company's electromagnetic products are primarily used in telecommunication applications such as telephone switching gear and cellular phones. Demand for both dry reed and wetted reed relays was significantly lower in fiscal 1999 versus the prior year and accounted for the majority of the variance. Sales of application specific design and manufacturing services for magnetic components were also lower in the year.

    Net sales by segment were as follows:

                                                                                FISCAL YEAR ENDED
                                                                                    MARCH 31,
                                                                               --------------------
                                                                                 1998       1999
                                                                               ---------  ---------
                                                                                  (IN MILLIONS)
Semiconductor products.......................................................  $    69.7  $    69.4
Electromagnetic and other products...........................................       86.6       74.5

    Net sales to customers located outside the United States (primarily Europe and Asia) decreased 3% in fiscal 1999 to $64.7 million from $66.4 million in fiscal 1998, with decreased demand in all regions except Japan. The Company expects that foreign sales in the current year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainties in a number of foreign countries, especially in Asia, could reduce the Company's sales to these markets. The Company will continue to focus on new markets and expansion of certain existing international markets.

    GROSS PROFIT. The Company's gross profit as a percentage of net sales decreased to 28.5% in fiscal 1999 from 31.3% in fiscal 1998. The decrease in gross profit was primarily due to competitive pricing pressures and under-utilization of semiconductor wafer fabrication and sensor assembly facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (SG&A). SG&A expenses of $28.2 million in fiscal 1999 were flat compared with fiscal 1998, and represented 19.6% and 18.0% of sales in fiscal years 1999 and 1998, respectively. The Company anticipates that as a result of the cost reduction program and restructuring initiated in the second quarter of fiscal 1999, SG&A expenses will remain flat or lower in fiscal 2000, despite the addition of Clare-Micronix.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased in fiscal 1999 to $9.7 million from $8.9 million in fiscal 1998 and increased as a percentage of net sales to 6.7% in fiscal 1999 from 5.7% in fiscal 1998. Higher year over year spending was principally attributable to Clare-Micronix. The Company expects to maintain its current rate of research and development spending as current R&D programs are continued, especially at Clare-Micronix and the Company's semiconductor facility in Beverly, Massachusetts.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In fiscal 1999, the Company acquired Micronix Integrated Systems, Inc., a designer and manufacturer of analog and mixed-signal application specific integrated circuits. $5.0 million of the acquisition cost was allocated as in-process research and development. This represents the appraised fair value of projects that did not have future alternative uses.

    RESTRUCTURING COSTS. In fiscal 1999, the Company recorded a restructuring charge of $3.7 million, or $0.24 per share after income taxes, as a result of a worldwide reduction in personnel and the closing of the wafer fabrication facility in Wakefield, Massachussetts. See Note 10 of Notes to Consolidated Financial Statements.

    INTEREST INCOME. Interest income decreased in fiscal 1999 to $0.6 million from $1.5 million in fiscal 1998 on lower cash balances, primarily as the result of the acquisition of Clare-Micronix. Interest income was derived from the short-term investment of the Company's cash in both commercial paper and tax exempt variable rate municipal bonds.

    INTEREST EXPENSE. Interest expense of $0.2 million in fiscal 1999 was flat as compared to fiscal 1998.

    OTHER INCOME (EXPENSE), NET. Other income in fiscal 1999 was primarily comprised of net foreign currency exchange transaction gains offset by other expenses. In fiscal 1998, other expense was primarily comprised of net foreign currency exchange transaction losses offset by other income.

    INCOME TAXES. The Company recorded no provision for income taxes due to the net operating loss position, partially offset by non-deductible in-process research and development and goodwill amortization associated with the acquisition of Clare-Micronix. The provision for income taxes in fiscal 1998 totaled, $4.9 million, a 37% effective rate. The Company's effective income tax rate in 1998 is less than the combined federal, state and foreign tax rates due primarily to utilization of state tax credits and investment income derived from tax exempt securities. See Note 13 of Notes to Consolidated Financial Statements.

    At March 31, 1999, the Company had net operating loss carryforwards in the United States and Taiwan of approximately $4.0 million. The Company also had capital loss carryforwards of approximately $25.0 million in the United States. The Company's ability to use its United States net operating loss carryforwards against taxable income is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the change in ownership of the Company in 1989. The Company's ability to use its capital loss carryforwards is subject to its ability to generate future capital gains to offset these losses. Accordingly, the Company has not benefited all of its net operating and capital loss carryforwards. See Note 13 of Notes to Consolidated Financial Statements.

FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

    NET SALES. In fiscal 1998, net sales increased to $156.3 million compared to $128.2 million in fiscal 1997, an increase of 21.9%. Sales volume of the Company's semiconductor products increased by 16.2%. Electromagnetic and other products increased 27%.

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

    The Company's electromagnetic products are primarily used in telecommunication applications such as telephone switching gear and cellular phones. The continued increased usage of cellular phones has been a growth driver for the Company's dry reed switch business and the Company is currently expanding capacity in this operation. Another area of growth in the electromagnetic products have been in the C.P. Clare Remtech Division which provides application specific design and manufacturing services for magnetic components to various industries.

    Net sales by segment were as follows:

                                                                                FISCAL YEAR ENDED
                                                                                    MARCH 31,
                                                                               --------------------
                                                                                 1997       1998
                                                                               ---------  ---------
                                                                                  (IN MILLIONS)
Semiconductor products.......................................................  $    60.0  $    69.7
Electromagnetic and other products...........................................       68.2       86.6

    Net sales to customers located outside the United States (primarily Europe and Asia) increased 36.3% in fiscal 1998 to $66.4 million from $48.7 million in fiscal 1997, primarily due to increased demand in the Far East and Europe. Net sales to customers in Europe represented 29.6% of the Company's net sales for fiscal 1998 and increased 46.7% in local currencies and 28.1% in U.S. dollars compared to the prior year and was impacted by a significant shifting of production by a key customer from the U.S. to Europe. Net sales to customers in Asia represented 12.8% of the Company's net sales for fiscal 1998 and increased 39.8% in local currencies and 61.5% in U.S. dollars compared to the prior year.

    The Company expects that foreign sales in the current year will continue to account for a substantial portion of product sales. Continued economic and currency related uncertainties in a number of foreign countries, especially in Asia, could reduce the Company's sales to these markets. The Company will continue to focus on new markets and expansion of certain existing international markets.

    GROSS PROFIT. The Company's gross profit as a percentage of net sales decreased to 31.3% in fiscal 1998 from 33.2% in fiscal 1997. The decrease in gross profit was primarily due to start-up costs related to the new semiconductor wafer fabrication facility and the impact of the strengthening U.S. dollar on the Company's international sales, mostly in Europe.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (SG&A). SG&A expenses of $28.3 million in fiscal 1998 were flat as compared to fiscal 1997, and decreased as a percentage of net sales to 18% in fiscal 1998 from 22.1% in fiscal 1997. The largest single component of the fiscal 1997 expense was a non-recurring, environmental charge of $2.1 million. Excluding this non-recurring charge, SG&A expense would have increased to $28.3 million in fiscal 1998 from $26.2 million, and decreased as a percentage of net sales to 18% in fiscal 1998 from 20.4% in fiscal 1997. After excluding this charge, the dollar increase in SG&A spending of $2.1 million in fiscal 1998 primarily relates to increase selling and marketing costs associated with increased sales volume.

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

    RESTRUCTURING COSTS. In fiscal 1997, the Company recorded a restructuring charge of $14.3 million, or $1.42 per share after income taxes, to restructure operations primarily in the Company's reed relay business. Restructuring costs include costs associated with the sale of the Tongeren Manufacturing Company
(TMC), workforce reductions and worldwide facilities realignments. The sale of TMC was consummated in January 1997. The costs associated with the sale of TMC were primarily the write-down of the Company's investment in its foreign subsidiary and included other Company costs associated with transfer of the facility. Workforce reduction costs include severance costs related to involuntary terminations. See Note 10 of Notes to Consolidated Financial Statements.

    INTEREST INCOME. Interest income decreased in fiscal 1998 to $1.5 million from $1.6 million in fiscal 1997 due to a lower cash balance. Interest income was derived from the short-term investment of the Company's cash in both commercial paper and tax exempt variable rate municipal bonds.

    INTEREST EXPENSE. Interest expense decreased in fiscal 1998 to $0.2 million from $0.5 million in fiscal 1997. This decrease was primarily the result of the Company's further paydown of its remaining long-term debt during fiscal 1998.

    OTHER INCOME (EXPENSE), NET. Other income in fiscal 1998 was primarily comprised of net foreign currency exchange transaction gains offset by other expenses. In fiscal 1997, other expense was primarily comprised of net foreign currency exchange transaction losses offset by other income.

    INCOME TAXES. Income tax expense increased to $4.9 million in fiscal 1998, a 37% effective tax rate, from $1.5 million in fiscal 1997, a 26.9% effective tax rate. The Company's effective income tax rate in 1998 is less than the combined federal, state and foreign tax rates due primarily to utilization of state tax credit and investment income derived from tax-exempt securities. In fiscal 1997, the Company incurred a net operating loss before income taxes. However, the Company did not record a benefit for income taxes in fiscal 1997 because the Company anticipated it would not be able to fully utilize the losses associated with the restructuring. See Note 13 of Notes to Consolidated Financial Statements.

    At March 31, 1998, the Company had net operating loss carry forwards in the United States and Taiwan of approximately $9.2 million. The Company also had capital loss carry forwards of approximately $25.0 million in the United States. The Company's ability to use its United States net operating loss carry forwards against taxable income is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the change in ownership of the Company in 1989. The Company's ability to use its capital loss carry forwards is subject to its ability to generate future capital gains to offset these losses. Accordingly, the Company has not benefited all of its net operating and capital loss carry forwards. See Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1999, as well as fiscal 1998, the Company funded its operations from cash flows generated from operations, and from the use of cash, cash equivalents and investments.

    During the year ended March 31, 1999, the Company's cash, cash equivalents and investments decreased by $18.6 million, as a result of costs generated from the acquisition of Clare-Micronix ($16.0 million) and capital expenditures ($10.8 million), operations of $8.8 million. Financing activities used $0.5 million of cash during this period, primarily through employee purchases of stock and proceeds from exercise of options and warrants, offset by $0.8 million of payments of long-term debt and capital lease obligations.

    The Company maintains a $15.0 million unsecured committed revolving credit facility. Interest on loans is based on either the bank's base rate or the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.50% to 1.50%, based on Company performance. Although the Company has had no borrowings under this credit facility, the interest rate on borrowings would have been 5.94% at March 31, 1999.

    The Company also maintains a $10.0 million operating lease line, to be used primarily for the financing of production and MIS equipment. As of March 31, 1999, outstanding lease obligations against this line totaled $3.0 million.

    The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges as needed. There can be no assurance that this policy will eliminate all currency exposure. During the year ended March 31, 1999 and 1998, the Company entered into several forward contracts to cover its exposure under trade transactions.

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

CURRENT EVENT

    The Company has retained Needham & Company, Inc. as its investment bankers to explore a potential sale of its Electromagnetic Group operations, principally located in Mexico. The Company recently executed an exclusivity agreement with one party interested in a potential purchase of such operations.

EFFECT OF INFLATION

    The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

YEAR 2000 ISSUE

    COMPANY'S INTERNAL SYSTEMS: The Company began an internal assessment of its operations, from information and financial systems to each aspect of its manufacturing processes and facilities, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company completed this activity at its FY1999 fiscal year end.

    The Company has implemented an Oracle Enterprise Resource Planning ("ERP") system, Version 10.7 Smart Client, for many applications and sites, including order entry, manufacturing and financial systems. The software vendor has informed the Company that the new system is Year 2000 compliant. To date, approximately 2,500 hours of employee time has been devoted to, and approximately $3.0 million has been expended on systems upgrades directly relating to the implementation. Worldwide Customer Service (order entry, shipping and finished goods inventory), financials (accounts payable and general ledger), and circuits manufacturing (planning, purchasing and inventory) have been transitioned to the new system.

    In addition, the Company's other facilities, including Guadalajara and St. Louis have other manufacturing and financial systems software. These systems are being evaluated to assess compliance. The final steps of C.P. Clare's ERP projects are the transition of the manufacturing planning systems in its Mexican facilities to the Manufacturing Information System's MISys applications and Computer Associate's CA-Accpac product. The Company presently believes that with modification to existing software and conversion to the new ERP system, the Year 2000 problem will not pose significant operational problems. However, the Company is conducting further testing and may conduct an external audit following the conclusion of its internal assessment. Additionally, the Company's own Y2K testing of the ERP system will be completed by July 1, 1999.

    THIRD PARTY RELATIONSHIPS: The Company's potential exposure extends beyond financial applications to include suppliers, customers, facilities, manufacturing equipment and other communication equipment. The Company has established a cross-functional team, which is in the process of reviewing these issues and developing effective strategies to minimize risk. The Company has taken several steps in this review, including: evaluating all systems and equipment by site; sending letters to all major vendors assessing their Year 2000 compliance status; and is in the process of making upgrades to systems or equipment, where applicable. The Company is continuing this effort across all Company locations. To date, the Company has received written assurances from over 80% of our significant vendors that they are Year 2000 compliant.

    COMPANY PRODUCTS. The Company's products will not be impacted by the Year 2000 problem, since they are not date-sensitive devices. Further, the Company has begun to confer with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999.

    Based on its initial assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing, interface with key customers, or with processing orders and billing. However, further assessments could find certain critical third party providers, such as those supplying electricity, water, telephone service, and certain raw materials or services may experience difficulties resulting in disruption of service or supplies to the Company. The Company believes the most reasonably likely worst case scenario would occur if a shutdown of the Company's operations at individual facilities occurred for the duration of the disruption. At present, the Company has not developed complete contingency plans but intends to determine whether to develop any such plan early in fiscal year 2000. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition. C.P. Clare supports the exchange of information regarding the Year 2000 matters and designates the foregoing as Year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

NEW ACCOUNTING STANDARDS

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with the pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning April 1, 2000. Adoption of the Statement will not have a material impact on the Company's consolidated financial position or results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and require that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 is effective for the fiscal years beginning after June 15, 1999. A Company may also implement the SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    PRIMARY MARKET RISK EXPOSURES. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's primary interest rate risk would be related to borrowings under its Revolving Credit Agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There were no borrowings from the Company's Revolving Credit Facility during FY99 and the line is currently unused.

    The Company is also exposed to currency exchange rate fluctuations as they pertain to its operations in Europe. Operations in Europe were denominated in Belgium Francs through March 31, 1999. The Company hedged its currency exposure by entering in forward exchange contracts. The Company has denominated its Europe operations in Euro, effective April 1, 1999. The exchange rate between the U.S. dollar and Euro has fluctuated since the Euro's inception January 1, 1999. The Company has not engaged in currency hedging activities since April 1, 1999 and attempts to minimize exchange risk by converting excess Euro funds to U.S. dollars as often as practicable.

    The Company's does operate a maquiladora in Guadalajara, Mexico. Some of the expenses of this facility are denominated in Mexican pesos. Expenses denominated in Mexican pesos include local salaries, rents, utilities and some operating supplies. The Company has not engaged in currency hedging activities related to the Mexican peso and attempts to minimize exchange risk by funding the operational expenses on a weekly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is set forth at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 22, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 22, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 22, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 22, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) (1) and (2) Financial Statement and Financial Statement Schedule.

    The combined financial statements and financial statement schedule of the Company and its subsidiaries are set forth at the end of this Form 10-K.

    (b) Reports on Form 8-K.

    None.

    (c) Exhibits.

EXHIBIT NO.                                                  TITLE
-----------  -----------------------------------------------------------------------------------------------------
    2.1      Certificate of Ownership and Merger merging Clare Overseas Europe I, Inc. into C.P. Clare Corporation
             (7)

    2.2      Certificate of Ownership and Merger merging Clare Overseas Europe II, Inc. into C.P. Clare
             Corporation (7)

    2.3      Certificate of Ownership and Merger merging Clare Overseas Europe III, Inc. into C.P. Clare
             Corporation (7)

    2.4      Certificate of Ownership and Merger merging Clare Overseas America, Inc. into C.P. Clare Corporation
             (7).

    2.5      Agreement and Plan of Merger by and among C.P. Clare Corporation, Clare Micronix Integrated Systems,
             Inc., Micronix Integrated Systems, Inc., Dennis Cocco and the Principal Stockholders of the Company
             (as such term is defined therein) dated as of July 6, 1998(9).

    3.1      Amended and Restated Articles of Organization of the Registrant (2).

    3.2      Certificate of Vote of Directors Establishing a Series of A Class of Stock (7)

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

EXHIBIT NO.                                                  TITLE
-----------  -----------------------------------------------------------------------------------------------------
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

   10.15     Authorized Distributor Agreement between the Registrant and Marshall Industries dated September 15,
             1989(1)

   10.16     Authorized Distributor Agreement between the Registrant and Newark Electronics dated July 14, 1989(1)

   10.17     Authorized Distributor Agreement between the Registrant and Pioneer Technologies Group dated November
             16, 1989(1)

   10.18     Authorized Distributor Agreement between the Registrant and Powell Electronics, Inc. dated June 28,
             1989(1)

   10.19     Agreement between the Registrant and American Telephone & Telegraph Company dated November 1, 1994(1)

   10.20     Amendment and Reaffirmation of Subordination Agreement by and among AT&T Microelectronics, the
             Registrant and C.P. Clare International N.V. dated September 5, 1995(2)

   10.23     Supply Agreement between the Registrant and M/A-COM, Inc. dated March 1, 1994 as amended by Amendment dated February 3, 1995(1)

   10.24     Agreement between the Registrant and Sumitomo Sitix Silicon, Inc. effective April 1, 1995(1)

   10.25     Purchase Order between the Registrant and Buckbee Mears dated December 21, 1994(1)

   10.26     Purchase Order between the Registrant and Engelhard Corporation dated October 12, 1994(1)

   10.27     Purchase Order dated February 23, 1995, Purchase Requisition dated February 16, 1995 and Purchase
             Order Addenda dated January 16, 1995 and February 16, 1995 all between the Registrant and Products
             Engineering Corporation(1)

   10.28     Purchase Order, Requisition Order and Addendum between the Registrant and A Square Systems, Inc. all dated June 16, 1995(1)

   10.29     Purchase Orders between the Registrant and TKC Corporation dated January 31, 1995 and May 19, 1995 with Supplemental Brochure Requisitions or Addenda(1)

   10.30     Supply Agreement between the Registrant and Sipex Corporation dated December 21, 1992(1)

   10.31     Purchase Order between the Registrant and Becton-Dickinson & Co. dated October 21, 1994(1)

EXHIBIT NO.                                                  TITLE
-----------  -----------------------------------------------------------------------------------------------------
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

   10.37     Lease between the Registrant and the Trustees of Elandzee Trust for 430 Bedford Street, Lexington, MA
             dated December 1, 1994(1)

   10.37.1   First Amendment to Lease between the Registrant and the Trustees of Elandzee Trust for 430 Bedford
             Street, Lexington, MA dated July 18, 1995 (2)

   10.38     Subordination, Nondisturbance and Attornment Agreement between the Registrant, Mortimer B. Zuckerman and Edward H. Linde, Trustees of the Elandzee Trust and The Sakura Bank, Limited, New York Branch
             dated December 1, 1994(1)

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

   10.47     Cleanup Agreement between the Registrant and General Instrument Corporation dated May 1, 1995(1)

   10.49     Employment Agreement between the Registrant and Arthur R. Buckland dated September 15, 1993, as amended by Amendment dated March 20, 1995(1)

   10.54     Amended and Restated Employment Agreement between the Company and Michael J. Ferrantino dated as of
             January 31, 1997(6)

   10.56     Amended and Restated Employment Agreement between the Company and Harsh Koppula dated as of January
             31, 1997(6)

   10.58     Termination Agreement between the Registrant and Andrew S. Kariotis dated April 26, 1995(1)

EXHIBIT NO.                                                  TITLE
-----------  -----------------------------------------------------------------------------------------------------
   10.59     1995 Stock Option and Incentive Plan, as amended and restated as of September 29, 1996(2)

   10.60     1995 Employee Stock Purchase Plan, as amended and restated as of October 23, 1995(2)

   10.61     C.P. Clare Corporation Key Employee Incentive Plan effective April 1, 1995, as amended and restated
             as of October 2, 1995(2)

   10.62     Amended and Restated Registration Agreement dated April 21, 1995(1) 10.63The C.P. Clare Corporation
             Savings Plan (1)

   10.64     Lease Agreement between C.P. Clare Mexicana S.A. de C.V. and Sra. Ma. Teresa Aranguren dated
             November, 1995(7)

   10.65     Form of Letter Agreement by and between the Registrant and James Shiring dated October 25, 1995

   10.66     Lease Agreement dated as of October 31, 1995, by and between Thomas J. Flatley, d/b/a The Flatley
             Company and C.P. Clare Corporation (4)

   10.67     Employment Agreement between the Company and Richard Morgan dated as of April 8, 1996(6)

   10.68     Employment Agreement between the Company and William Reed dated as of August 26, 1996(6)

   10.69     Stock Purchase Agreement dated as of December 19, 1996, among the Company, Gunther GmbH, Tongeren
             Manufacturing Company, and W. Gunther, GmbH**(6)

   10.70     Supply Agreement dated as of January 17, 1997 among the Company, Gunther GmbH, W. Gunther GmbH, and
             Robert Romano**(6)

   10.71     Amended and Restated Employment Agreement between the Company and Thomas B. Sager, dated September
             16, 1997(8).

   10.71.1   Employment Agreement between the Company and Dennis Cocco dated July 6, 1998(9).

   10.72     Non-Competition Agreement between the Company and Dennis Cocco dated July 6, 1998(9).

   10.73     C.P. Clare Non-Qualified Stock Option Plan, pursuant to which options were granted to Dennis Cocco, dated July 6, 1998(9).

   10.74     Employment Agreement between the Company and Dave Adams dated July 6, 1998(9).

   10.75     Non-Competition Agreement between the Company and Dave Adams dated July 6, 1998(9).

   10.76     First Amendment to Amended and Restated Employment Agreement between the Company and Thomas B. Sager dated November 23, 1998.*

   10.77     First Amendment to Employment Agreement between the Company and Richard Morgan dated November 23,
             1998.*

   10.78     Employment Agreement between the Company and Harry Andersen dated December 22, 1998.*

   10.79     Loan Agreement between the Company and Bank Boston, N.A dated March 1, 1999.*

   10.80     Form of Revolving Credit Note, Principal Amount $15,000,000 by the Company to Bank Boston, N.A. dated
             March 1, 1999.*

   10.81     Pledge Agreement between the Company and Bank Boston, N.A. dated March 1, 1999.*

   21        Subsidiaries of the Registrant*

EXHIBIT NO.                                                  TITLE
-----------  -----------------------------------------------------------------------------------------------------
   23        Consent of Arthur Andersen LLP.*

   27        Financial Data Schedule (Edgar)*

------------------------

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

(5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996 and incorporated herein by reference thereto.

(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 and incorporated herein by reference thereto.

(7) Filed as an exhibit to the Registrants Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated by reference thereto.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997 and incorporated herein by reference thereto.

(9) Filed as an exhibit to the Registrant's Report on Form 8-K filed with the Commission on July 16, 1998 and incorporated by reference thereto.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                                                                                           FORM 10-K
                                                                                                           PAGE NO.
                                                                                                        ---------------
Report of Independent Public Accountants..............................................................            29
Consolidated Balance Sheets--March 31, 1998 and 1999..................................................            30
Consolidated Statements of Operations for the years ended March 31, 1997, 1998 and 1999...............            31
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1998 and 1999.....            32
Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1998 and 1999...............            33
Notes to Consolidated Financial Statements............................................................            34
Report of Independent Public Accountants on Schedule II...............................................            58
Schedule II--Valuation and Qualifying Accounts........................................................            59

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.P. Clare Corporation:

    We have audited the accompanying consolidated balance sheets of C.P. Clare Corporation (a Massachusetts corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.P. Clare Corporation and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 29, 1999

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                    MARCH 31,
                                                                                               --------------------
                                                                                                 1998       1999
                                                                                               ---------  ---------
                                                      ASSETS
Current assets:
  Cash, cash equivalents and investments.....................................................  $  26,364  $   7,796
  Accounts receivable, less allowance of $1,177 and $1,365, respectively.....................     21,383     18,672
  Inventories................................................................................     22,083     23,842
  Other current assets.......................................................................        422      2,932
  Deferred income taxes......................................................................      2,700      4,036
                                                                                               ---------  ---------
    Total current assets.....................................................................     72,952     57,278
Property, plant and equipment, net...........................................................     38,777     40,275
Other assets:
  Intangibles, net of accumulated amortization of $517 and $1,526, respectively..............        128     11,244
  Deferred income taxes......................................................................        869         --
  Other......................................................................................      1,460        418
                                                                                               ---------  ---------
                                                                                               $ 114,186  $ 109,215
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations............................  $     666  $     248
  Accounts payable...........................................................................     12,464     11,805
  Accrued liabilities........................................................................      9,899     10,175
                                                                                               ---------  ---------
    Total current liabilities................................................................     23,029     22,228
Long-term capital lease obligations, net of current portion..................................         --        282
Deferred income taxes........................................................................         --        510
                                                                                               ---------  ---------
    Total liabilities........................................................................     23,029     23,020
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.01 par value, Authorized: 2,500,000 shares. Issued and outstanding:
    None.....................................................................................         --         --
  Common stock, $.01 par value, Authorized: 40,000,000 shares.
    Issued and outstanding: 9,356,452 shares and 9,454,339 shares, respectively..............         94         95
  Additional paid-in capital.................................................................     95,653     96,228
  Deferred compensation......................................................................       (154)       (62)
  Accumulated deficit........................................................................     (3,390)    (8,973)
  Accumulated other comprehensive income (loss)..............................................     (1,046)    (1,093)
                                                                                               ---------  ---------
    Total stockholders' equity...............................................................     91,157     86,195
                                                                                               ---------  ---------
                                                                                               $ 114,186  $ 109,215
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   YEARS ENDED MARCH 31,
                                                                          ----------------------------------------
                                                                              1997          1998          1999
                                                                          ------------  ------------  ------------
Net sales...............................................................  $    128,161  $    156,271  $    143,913
Cost of sales...........................................................        85,603       107,427       102,876
                                                                          ------------  ------------  ------------
  Gross profit..........................................................        42,558        48,844        41,037
Operating expenses:
  Selling, general and administrative...................................        28,330        28,157        28,191
  Research and development..............................................         6,543         8,869         9,678
  In-Process research & development.....................................            --            --         5,000
  Restructuring costs...................................................        14,250            --         3,700
                                                                          ------------  ------------  ------------
Operating (loss) income.................................................        (6,565)       11,818        (5,532)
Interest income.........................................................         1,578         1,454           571
Interest expense........................................................          (452)         (215)         (232)
Other (expense) income, net.............................................            (8)          135          (390)
                                                                          ------------  ------------  ------------
(Loss) income before provision for income taxes.........................        (5,447)       13,192        (5,583)
Provision for income taxes..............................................         1,464         4,880            --
                                                                          ------------  ------------  ------------
  Net (loss) income.....................................................  $     (6,911) $      8,312  $     (5,583)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic (loss) earnings per share.........................................  $      (0.77) $       0.90  $      (0.59)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted (loss) earnings per share.......................................  $      (0.77) $       0.83  $      (0.59)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average number of common shares outstanding:
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic...................................................................     8,991,520     9,280,424     9,398,144
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted.................................................................     8,991,520     9,967,366     9,398,144
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 1997, 1998, 1999
                             (DOLLARS IN THOUSANDS)

                                                                     COMMON STOCK
                                                                   ----------------
                                                                    NUMBER    $.01    ADDITIONAL
                                                                      OF       PAR     PAID-IN       DEFERRED     ACCUMULATED
                                                                    SHARES    VALUE    CAPITAL     COMPENSATION     DEFICIT
                                                                   ---------  -----   ----------   ------------   -----------
Balance, March 31, 1996..........................................  8,707,399    87      91,540         (607)         (4,791)
Exercise of stock options........................................    369,829     4       1,336           --              --
Issuance of common stock under the Employee Stock Purchase
  Plan...........................................................     32,276    --         468           --              --
Exercise of warrants.............................................     67,153     1          44           --              --
Tax benefit of disqualifying disposition of incentive stock
  options........................................................         --    --         727           --              --
Net loss.........................................................         --    --          --           --          (6,911)
Translation adjustment...........................................         --    --          --           --              --
Amortization of deferred compensation............................         --    --          --          198              --
Comprehensive net loss...........................................
                                                                   ---------  -----   ----------        ---       -----------
Balance, March 31, 1997..........................................  9,176,657    92      94,115         (409)        (11,702)
Exercise of stock options........................................    132,599     2         904           --              --
Common stock issued for services rendered........................      2,000    --          50           --              --
Issuance of common stock under the Employee Stock Purchase
  Plan...........................................................     30,837    --         290           --              --
Exercise of warrants.............................................     14,359    --          27           --              --
Tax benefit of disqualifying disposition of incentive stock
  options........................................................         --    --         267           --              --
Net income.......................................................         --    --          --           --           8,312
Translation adjustment...........................................         --    --          --           --              --
Amortization of deferred compensation............................         --    --          --          255              --
Comprehensive net income.........................................
                                                                   ---------  -----   ----------        ---       -----------
Balance, March 31, 1998..........................................  9,356,452    94      95,653         (154)         (3,390)
Exercise of stock options........................................     27,250               129           --              --
Common stock issued for services rendered........................     28,214    --         207           --              --
Issuance of common stock under the Employee Stock Purchase
  Plan...........................................................     41,123     1         226           --              --
Exercise of warrants.............................................      1,300    --           2           --              --
Tax benefit of disqualifying disposition of incentive stock
  options........................................................         --    --          11           --              --
Net loss.........................................................         --    --          --           --          (5,583)
Translation adjustment...........................................         --    --          --           --              --
Amortization of deferred compensation............................         --    --          --           92              --
Comprehensive net loss...........................................
                                                                   ---------  -----   ----------        ---       -----------
Balance, March 31, 1999..........................................  9,454,339   $95     $96,228         $(62)        $(8,973)
                                                                   ---------  -----   ----------        ---       -----------
                                                                   ---------  -----   ----------        ---       -----------

                                                                   ACCUMULATED
                                                                     OTHER
                                                                   COMPREHENSIVE     TOTAL
                                                                     INCOME     STOCKHOLDERS'   COMPREHENSIVE
                                                                     (LOSS)        EQUITY       INCOME (LOSS)
                                                                   ----------   -------------   -------------
Balance, March 31, 1996..........................................       383         86,612
Exercise of stock options........................................        --          1,340
Issuance of common stock under the Employee Stock Purchase
  Plan...........................................................        --            468
Exercise of warrants.............................................        --             45
Tax benefit of disqualifying disposition of incentive stock
  options........................................................        --            727
Net loss.........................................................        --         (6,911)        (6,911)
Translation adjustment...........................................    (1,213)        (1,213)        (1,213)
Amortization of deferred compensation............................        --            198
                                                                                                   ------
Comprehensive net loss...........................................                                  (8,124)
                                                                   ----------   -------------      ------
Balance, March 31, 1997..........................................      (830)        81,266
Exercise of stock options........................................        --            906
Common stock issued for services rendered........................        --             50
Issuance of common stock under the Employee Stock Purchase
  Plan...........................................................        --            290
Exercise of warrants.............................................        --             27
Tax benefit of disqualifying disposition of incentive stock
  options........................................................        --            267
Net income.......................................................        --          8,312          8,312
Translation adjustment...........................................      (216)          (216)          (216)
Amortization of deferred compensation............................        --            255
                                                                                                   ------
Comprehensive net income.........................................                                   8,096
                                                                   ----------   -------------      ------
Balance, March 31, 1998..........................................    (1,046)        91,157
Exercise of stock options........................................        --            129
Common stock issued for services rendered........................        --            207
Issuance of common stock under the Employee Stock Purchase
  Plan...........................................................        --            227
Exercise of warrants.............................................        --              2
Tax benefit of disqualifying disposition of incentive stock
  options........................................................        --             11
Net loss.........................................................        --         (5,583)        (5,583)
Translation adjustment...........................................       (47)           (47)           (47)
Amortization of deferred compensation............................        --             92
                                                                                                   ------
Comprehensive net loss...........................................                                  (5,630)
                                                                   ----------   -------------      ------
Balance, March 31, 1999..........................................   $(1,093)       $86,195
                                                                   ----------   -------------
                                                                   ----------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                           YEARS ENDED MARCH 31,
                                                                                      -------------------------------
                                                                                        1997       1998       1999
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...................................................................  $  (6,911) $   8,312  $  (5,583)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Loss on sale of European manufacturing operation..................................      5,069         --         --
  Depreciation and amortization.....................................................      4,805      5,341      9,488
  Non-cash portion of restructuring charge..........................................         --         --      1,015
  Write-off of acquired in-process R&D..............................................         --         --      5,000
  (Benefit) provision for deferred income taxes.....................................     (1,587)       356       (915)
  Compensation expense associated with stock options................................        198        255         92
  Common stock issued for services rendered.........................................         --         50        207
  Provision for environmental costs.................................................      2,050        925         --
  Writedown of property, plant and equipment........................................         --         --        400
  Changes in assets and liabilities, net of effect from acquisition in 1999 and disposition in 1997:
    Accounts receivable.............................................................      2,059     (4,239)     1,829
    Inventories.....................................................................     (4,872)    (2,083)    (1,702)
    Other current assets............................................................        750      1,373       (835)
    Accounts payable................................................................      5,617         10       (661)
    Accrued expenses and income taxes payable.......................................     (3,150)    (7,505)       440
                                                                                      ---------  ---------  ---------
      Net cash provided by operating activities.....................................      4,028      2,795      8,775
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...........................................    (15,047)   (15,262)   (10,837)
Purchase of Micronix, net of cash acquired..........................................         --         --    (16,012)
                                                                                      ---------  ---------  ---------
      Net cash used in investing activities.........................................    (15,047)   (15,262)   (26,849)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit.....................................................     (1,199)        --         --
Net proceeds from issuance of common stock..........................................        468        290        227
Proceeds from exercise of options and warrants......................................      1,385        933        131
Payments of principal on long-term debt.............................................     (2,040)      (371)      (666)
Payments on capital lease obligations...............................................         --         --       (154)
Tax benefit of disqualifying disposition of incentive stock options.................        727        267         11
                                                                                      ---------  ---------  ---------
      Net cash (used in) provided by financing activities...........................       (659)     1,119       (451)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND INVESTMENTS..................         26        282        (43)
                                                                                      ---------  ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS AND INVESTMENTS...........................    (11,652)   (11,066)   (18,568)
Cash, cash equivalents and investments, beginning of year...........................     49,082     37,430     26,364
                                                                                      ---------  ---------  ---------
Cash, cash equivalents and investments, end of year.................................  $  37,430  $  26,364  $   7,796
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
During fiscal 1999, the Company acquired Micronix Integrated Systems, Inc. as described in Note 9. This acquisition is summarized as follows:
Fair value of assets acquired, excluding cash.......................................  $      --  $      --  $  20,825
Payments in connection with the acquisition, net of cash acquired...................         --         --    (16,012)
                                                                                      ---------  ---------  ---------
Liabilities assumed.................................................................  $      --  $      --  $   4,813
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. SUMMARY OF OPERATIONS

    C.P. Clare (the "Company") is a leading provider of high voltage mixed-signal and analog semiconductor integrated packages and discrete components, electromagnetic relays and switches, surge protection devices, transformers and specialized electronic components to the world's foremost manufacturers of electronic communications equipment.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of the following significant accounting policies:

    (a) FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31st each year. Fiscal years 1997, 1998 and 1999 were each 52 weeks. For convenience, the Company's fiscal year end has been presented as March 31.

    (b) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (c) CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities less than one year. The Company carries its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments at March 31, 1998 and 1999 principally consist of overnight demand notes and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 day's notice. The Company has deemed these investments to be available-for-sale at both March 31, 1998 and 1999 and they are carried at cost, which approximates market value.

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

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The reconciliation of amounts used in the computation of basic and diluted earnings (loss) per share consist of the following at March 31, 1997, 1998 and 1999:

                                                                1997       1998       1999
                                                              ---------  ---------  ---------
Basic weighted average shares outstanding...................  8,991,520  9,280,424  9,398,144
Weighted average common equivalent shares...................         --    686,942         --
                                                              ---------  ---------  ---------
Diluted weighted average shares outstanding.................  8,991,520  9,967,366  9,398,144
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    Securities that were not included in computing diluted earnings per share because their effect would be antidilutive consist of the following at March 31, 1997, 1998 and 1999:

                                                                  1997       1998       1999
                                                                ---------  ---------  ---------
Options and warrants to purchase common stock.................  1,777,626    434,750  2,468,511
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    (f) FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, "Foreign Currency Translation". Revenues and expenses are translated using exchange rates in effect during each period. Because Mexico and Taiwan are considered extensions of domestic operations, the translation losses of ($49), ($139) and ($10) recognized in fiscal years 1997, 1998 and 1999, respectively, have been included in the accompanying consolidated statements of operations and, accordingly, are classified as other income (expense) (see Note
14). The cumulative translation adjustment component of stockholders' equity relates primarily to the Company's European operations.

    (g) RESEARCH AND DEVELOPMENT EXPENSE

    Expenditures for research and development of products and manufacturing processes are expensed as incurred.

    (h) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of any significant derivative or other financial instruments. The Company hedges its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At March 31, 1999, the Company had one outstanding Belgian franc ("BF") forward contract amounting to 23,000 BF or $625 with a gross deferred loss of $4 from the rollover of such contracts to the planned settlement date. At March 31, 1998, the Company had thirteen outstanding forward contracts amounting to 215,740 BF or $5,908 with a gross deferred loss of $163 from the rollover of such contracts to the planned settlement date. At March 31, 1998, the Company also had one outstanding Mexican peso ("MXP") forward contract amounting to 2,160 MXP or $255. The Mexican peso forward contract had no deferred gain or loss.

    SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at March 31, 1998 and 1999. Fair values have been determined through information obtained from market sources and management estimates.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (i) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's account receivable. During fiscal years 1997, 1998 and 1999, one customer accounted for 17%, 14% and 13%, respectively, of the Company's net sales. During fiscal years 1998 and 1999, one customer accounted for 10% and 17%, respectively, of the Company's accounts receivable.

    (j) STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information (see Note 11).

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

    (l) NEW ACCOUNTING STANDARDS

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

    (m) COMPREHENSIVE INCOME

    SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income consists entirely of the net loss plus the Company's translation adjustment accounts and is disclosed in the accompanying statements of stockholders' equity.

    In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and require that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000; the Financial Accounting Standards Board is currently contemplating postponement of the implementation date by one year. A Company may also implement the SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial statements.

NOTE 3. INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 1998 and 1999:

                                                                                1998       1999
                                                                              ---------  ---------
Raw materials...............................................................  $   9,568  $  10,259
Work in process.............................................................      4,835      8,227
Finished goods..............................................................      7,680      5,356
                                                                              ---------  ---------
                                                                              $  22,083  $  23,842
                                                                              ---------  ---------
                                                                              ---------  ---------

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and consist of the following at March 31, 1998 and 1999:

                                                                                ESTIMATED USEFUL
DESCRIPTION                                               1998       1999             LIFE
------------------------------------------------------  ---------  ---------  --------------------
Machinery and equipment...............................  $  35,800  $  50,698      3 to 7 years
Furniture and fixtures................................      3,000      2,820     5 to 10 years
Leasehold improvements................................     13,271     13,951     Life of lease
Projects in process...................................     10,829      4,978
Property held for sale (Note 8).......................      1,500      1,348
                                                        ---------  ---------
                                                           64,400     73,795
Less: Accumulated depreciation and amortization.......     25,623     33,520
                                                        ---------  ---------
                                                        $  38,777  $  40,275
                                                        ---------  ---------
                                                        ---------  ---------

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of property, plant and equipment over their estimated useful lives as noted above.

NOTE 5. OTHER ASSETS

    The Company assesses the realizability of its intangible and other long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

    Intangible assets consist of goodwill acquired in connection with the acquisition of the Clare Division from General Instrument Corporation in 1989, as well as goodwill and existing technology relating to the acquisition of Micronix in 1998. Goodwill and existing technology are amortized on a straight-line basis over periods ranging from 4 to 30 years.

    Other assets consist of the following at March 31, 1998 and 1999:

                                                                             1998       1999
                                                                           ---------  ---------
Existing Technology--Micronix Acquisition................................  $      --  $   2,456
Goodwill--Micronix Acquisition...........................................         --     10,308
Less: Accumulated Amortization                                                    --     (1,520)
Other....................................................................      1,588        418
                                                                           ---------  ---------
                                                                           $   1,588  $  11,662
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 6. ACCRUED EXPENSES

    Accrued expenses consist of the following at March 31, 1998 and 1999:

                                                                             1998       1999
                                                                           ---------  ---------
Payroll and benefits.....................................................  $   5,793  $   3,881
Restructuring (Note 10)..................................................         --      2,152
Environmental remediation (Note 8).......................................      1,172        922
Other....................................................................      2,934      3,220
                                                                           ---------  ---------
                                                                           $   9,899  $  10,175
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 7. BORROWINGS AND CREDIT FACILITIES

    (a) CREDIT FACILITY

    The Company has a $15.0 million unsecured committed revolving credit facility (the "Credit Facility"). Interest on 30 day loans is based on either LIBOR plus a spread ranging from 0.50% to 1.50%, based on Company performance (5.94% at March 31, 1999); or the higher of the latest Federal Funds rate plus 0.50% or the bank's reference rate (7.75% at March 31, 1999). There have been no borrowings since the inception of the Credit Facility in March 1999.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 7. BORROWINGS AND CREDIT FACILITIES (CONTINUED)
    The Credit Facility contains certain financial covenants that require the Company to maintain minimum tangible net worth and working capital, maintain an interest coverage ratio, maintain a ratio of total funded debt to Earnings before Interest, Taxes, Depreciation and Amortization, and limit the payment of cash dividends. The Credit Facility also contains certain non-financial covenants. The Credit Facility expires on June 30, 2001. The Company is in compliance with all covenants as of March 31, 1999.

    (b) LONG-TERM OBLIGATIONS

    During fiscal year 1999 all obligations were repaid. At March 31, 1998, long-term obligations consisted of the following:

                                                                                          1998
                                                                                        ---------
Non-interest bearing note payable due to Lucent Technologies in annual principal and interest payments of $480 through 1998 and a final payment of $720 in 1999 with
  interest imputed at 12%.............................................................  $     626
Other.................................................................................         40
                                                                                        ---------
                                                                                              666
Less: Current portion.................................................................        666
                                                                                        ---------
                                                                                        $      --
                                                                                        ---------
                                                                                        ---------

    (c) CAPITAL LEASES

    The Company leases certain equipment under capital leases. Future minimum lease payments under these leases as March 31, 1999 are as follows:

MARCH 31,                                                                                AMOUNT
-------------------------------------------------------------------------------------  -----------
2000.................................................................................   $     302
2001.................................................................................         171
2002.................................................................................         115
2003.................................................................................          45
2004.................................................................................           1
                                                                                            -----
Total Minimum lease payments.........................................................         634
Less: Amount representing interest...................................................         104
                                                                                            -----
Capital Lease Obligation.............................................................         530
Less: Current portion of capital lease obligations...................................         248
                                                                                            -----
Total................................................................................   $     282
                                                                                            -----
                                                                                            -----

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8. COMMITMENTS AND CONTINGENCIES

    (a) OPERATING LEASES

    The Company leases certain office and production facilities and various equipment under operating leases expiring at various dates through September 2011.

    Future minimum rent payments under these leases are as follows as of March 31, 1999:

MARCH 31,                                                                             AMOUNT
-----------------------------------------------------------------------------------  ---------
2000...............................................................................  $   4,059
2001...............................................................................      3,060
2002...............................................................................      2,629
2003...............................................................................      1,132
2004...............................................................................        940
Thereafter.........................................................................      6,121
                                                                                     ---------
Total..............................................................................  $  17,941
                                                                                     ---------
                                                                                     ---------

    Total rent expense for fiscal years 1997, 1998 and 1999 was $3,401, $4,663 and $5,514, respectively.

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

    (i) UNITED STATES

    In connection with the acquisition of the Clare Division of General Instrument Corporation in 1989, the Company purchased a manufacturing facility located in Chicago. From the acquisition date until January 1994, the Company used this facility primarily as office space. During fiscal 1993, the Company discovered environmental contamination at this facility and voluntarily reported this discovery to the Illinois Environmental Protection Agency ("IEPA") and has since been involved in discussions with the IEPA and the U.S. Environmental Protection Agency regarding the need for remediation. The Company believes that any environmental contamination predates the Company's acquisition of the facility from General Instrument. The Company and General Instrument jointly retained an independent environmental consulting firm to assess the remediation requirements and develop a plan to voluntarily remediate this property in accordance with federal and state law such that the property could be used for residential purposes. Prior to commencing such voluntary remediation, the Company

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED) and General Instrument entered into a cost-sharing agreement; however, both parties have reserved their rights to litigate concerning the final cost-sharing arrangement.

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

    During the year ended March 31, 1998, the Company incurred $301 of remediation costs. By the end of the fiscal 1998-year, the Company completed its industrial/commercial remediation for the Chicago facility and has subsequently received a no further remediation letter from the IEPA.

    During the year ended March 31, 1999, the Company incurred $544 of remediation costs including an additional write-down of the facility by $400. This resulted in a net realizable value of the facility of $939.

    The Company and General Instrument continue to address contamination that has been found on adjacent sites. Management continues to analyze the estimated environmental remediation liability and has recorded additional amounts when known events require.

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

    In January 1997, the Company completed the sale of the Tongeren Manufacturing Company ("TMC"). Upon the sale of TMC, the Company agreed to indemnify Gunther GmbH (the "buyer") for up to $350 for established environmental remediation costs, subject to certain condition and limitations. The Company recorded this environmental remediation indemnification during fiscal 1998.

    (c) LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9. ACQUISITION

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits. The Company paid $16,012 for the acquisition and direct costs, net of cash acquired and assumed liabilities of $4,813 for a total purchase price of $20,825. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations", and accordingly, Clare-Micronix's operating results since the date of acquisition are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the aggregate purchase price to the assets acquired based on their fair values. An independent appraisal, using proven valuation procedures and techniques, was used to determine the fair value of the purchased intangible assets.

    Acquired intangible assets include existing technologies and goodwill. These intangible assets are being amortized over their estimated useful lives of 4 to 8 years. The purchase price allocation is as follows:

Current assets..................................................  $   1,268
Property, plant and equipment...................................      1,118
Existing technology.............................................      2,456
Other assets....................................................        644
Goodwill........................................................     10,339
In-process R&D..................................................      5,000
Liabilities assumed.............................................     (4,813)
                                                                  ---------
                                                                  $  16,012
                                                                  ---------
                                                                  ---------

    The $5,000 allocated to purchased in-process research and development ("in-process R&D") represents the appraised fair value of projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process research and development projects. The development of these projects had not yet reached technological feasibility, and the research and development in-process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

    In-process research and development value is comprised of 6 primary research and development programs. These programs include the introduction of certain new technologies. At the acquisition date, these programs ranged in completion from 10% to 85%. The research and development investment in the Micronix technology made by the Company from the date of acquisition through March 31, 1999 was $873. The Company believes it will incur additional funding to complete each acquired program. There is no assurance that each project will meet with either technological or commercial success. The substantial delay or outright failure of the in-process research and development would materially impact the Company's financial condition.

    The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9. ACQUISITION (CONTINUED)
market sizes and growth factors, expected trends in technology and the nature and expected timing of new products. The rates utilized to discount the net cash flows to their present value are based on the weighted average cost of capital for Clare-Micronix. This discount rate is commensurate with Clare-Micronix's corporate maturity and the uncertainties in the economic estimates described above.

    The forecasts used by the Company in valuing in process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary significantly from the projected results.

    The Company has not included pro forma information, as the results of Micronix operations are not material to the Company.

NOTE 10. RESTRUCTURING

    In fiscal 1997, the Company announced a restructuring of its operations (the 1997 restructuring), primarily in the Company's reed relay business, and recorded a restructuring charge of $14,250. The 1997 restructuring met the criteria set forth in Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)". The 1997 restructuring charge included costs associated with the sale of the TMC, workforce reductions and worldwide facilities realignments. The components of the 1997 restructuring are as follows:

Loss on disposition of assets, including TMC....................  $   7,600
Severance benefits and associated legal costs...................      4,550
Lease termination and relocation costs..........................      1,100
Other...........................................................      1,000
                                                                  ---------
  Total.........................................................  $  14,250
                                                                  ---------
                                                                  ---------

    The sale of TMC was consummated in January 1997. The Company sold for nominal value all of the stock of TMC. Pro forma information reflecting the sale of TMC has not been presented, as TMC was not material. The costs associated with the sale of TMC were primarily the write-down of the Company's investment in its foreign subsidiary and other Company costs associated with the transfer of the facility. As part of the sale, the Company entered into a long-term supply agreement with the newly formed Gunther Belgium N.V. Workforce reduction costs include severance costs related to involuntary terminations of approximately 75 persons on a worldwide basis, primarily in manufacturing. The Company completed its restructuring as of March 31, 1998.

    In fiscal 1999, the Company announced another restructuring of its operations, and recorded a pretax charge of $3,700 in accordance with the criteria set forth in EITF 94-3. The 1999 restructuring charge includes severance-related costs associated with workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of the 1999 restructuring includes a write-down of assets associated

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 10. RESTRUCTURING (CONTINUED)
with the closure of the Company's Wakefield, MA production facility, which was substantially completed in the fourth quarter of 1999. The Company expects all 1999 restructuring expenses to be paid by September 1999.

    The components of the 1999 restructuring expenses are as follows:

Employee severance, benefits and related costs..................  $   2,084
Write-off and write-down of assets to be disposed...............      1,034
Lease termination and relocation costs..........................        420
Other...........................................................        162
                                                                  ---------
  Total.........................................................  $   3,700
                                                                  ---------
                                                                  ---------

NOTE 11. STOCKHOLDERS' EQUITY

    (a) SHARES RESERVED

    As of March 31, 1999, shares of common stock reserved for issuance were as follows:

Exercise of stock options.......................................  3,136,953
Employee Stock Purchase Plan....................................    186,679
                                                                  ---------
                                                                  3,323,632
                                                                  ---------
                                                                  ---------

    (b) STOCK OPTIONS

    The Company maintains an equity incentive plan, the C. P. Clare Corporation Amended and Restated 1995 Stock Option and Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options to purchase up to 4,680,000 shares of the Company's common stock. The 1995 Plan permits the issuance of both incentive stock options and non-qualified stock options. All options, grants, pricing, expiration periods and vesting periods are determined by the Board of Directors, or pursuant to delegated authority, by the President of the Company, and options must be granted at a price not less than 100% of the fair market value at the date of grant in the case of incentive stock options or at 85% of the fair market value in the case of non-qualified stock options. The Company recognizes the difference, if any, between the fair market value of the Company's stock on the date of grant and the exercise price of the options, as deferred compensation and recognizes any compensation expense over the applicable vesting periods.

    In fiscal 1996, the Company recorded $651 of deferred compensation related to the issuance of 605,600 options during the period. The Company is amortizing the deferred compensation over the vesting period of the related options of one to five years. During fiscal years 1997, 1998 and 1999, the Company recognized $198, $255, and $92 respectively, of compensation expense in the consolidated statements of operations related to the grant of these options.

    The 1995 Plan also provides for an automatic grant of non-qualified stock options to purchase 10,000 shares of common stock to each independent director as of June 20, 1995. Each new director elected after June 20, 1995 was granted a non-qualified stock option to purchase 10,000 shares of

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED) common stock. Currently, each independent director serving as a Director five days after the Company's annual stockholders meeting shall automatically be granted a non-qualified stock option to purchase 5,000 shares of common stock.

    The 1995 Plan also provides for stock appreciation awards, stock awards, performance share awards and dividend equivalent rights. The stock appreciation rights may be granted in tandem with or independent of stock options. The Company has not granted any stock appreciation rights or dividend equivalent rights as of March 31, 1999.

    The Company issued options to purchase 20,000 shares of common stock through the 1995 Stock Plan and recognized compensation expense of $197,650.

As of March 31, 1999, there are 668,442 shares available for future grant under the 1995 plan.

    The following table summarizes incentive and non-qualified stock option activity under the 1995 Plan for the fiscal years ended March 31, 1997, 1998 and 1999:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                      NUMBER OF   EXERCISE PRICE    PRICE PER
                                                       OPTIONS       PER SHARE        SHARE
                                                      ----------  ---------------  -----------
Outstanding at March 31, 1996.......................   1,501,871  $   0.50--25.88   $    8.74
Granted.............................................   1,065,100      8.13--24.75        9.94
Exercised...........................................    (369,829)     0.50-- 8.97        2.48
Canceled............................................    (500,360)     0.50--25.88       14.81
                                                      ----------  ---------------  -----------
Outstanding at March 31, 1997.......................   1,696,782      0.50--24.63        9.06
Granted.............................................     337,144      8.12--19.00       15.38
Exercised...........................................    (132,599)     0.50--13.62        7.03
Canceled............................................     (57,128)     0.50--24.63        8.47
                                                      ----------  ---------------  -----------
Outstanding at March 31, 1998.......................   1,844,199      0.50--24.63       10.36
Granted.............................................   1,089,714      4.38--13.19        7.73
Exercised...........................................     (55,464)     0.50--13.19        6.05
Canceled............................................    (409,938)     0.50--17.25        9.13
                                                      ----------  ---------------  -----------
Outstanding at March 31, 1999.......................   2,468,511  $  0.50--$24.63   $    9.34
                                                      ----------  ---------------  -----------
                                                      ----------  ---------------  -----------
Exercisable at March 31, 1999.......................     603,001  $  0.50--$24.63   $   10.07
                                                      ----------  ---------------  -----------
                                                      ----------  ---------------  -----------

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:

                                                                  OUTSTANDING OPTIONS
                                                         --------------------------------------
                                                                       WEIGHTED                    OPTIONS EXERCISABLE
                                                                        AVERAGE                  ------------------------
                                                                         YEARS       WEIGHTED                  WEIGHTED
                                                                       REMAINING      AVERAGE                   AVERAGE
                                                         NUMBER OF     CONTRACT      EXERCISE     NUMBER OF    EXERCISE
EXERCISE PRICE RANGE                                      OPTIONS        LIFE          PRICE       OPTIONS       PRICE
-------------------------------------------------------  ----------  -------------  -----------  -----------  -----------
$ 0.50.................................................     116,221         4.60     $    0.50      109,821    $    0.50
$ 4.38--$ 6.25.........................................     485,500         9.63     $    6.20           --           --
$ 6.87--$10.25.........................................   1,338,840         8.09     $    8.82      262,630         8.66
$10.50--$15.50.........................................     288,450         8.16     $   13.32       82,850        12.67
$15.88--$19.00.........................................     229,500         7.39     $   17.81      137,700        17.77
$24.63.................................................      10,000         6.30     $   24.63       10,000    $   24.63
                                                         ----------                              -----------
                                                          2,468,511                                 603,001
                                                         ----------                              -----------
                                                         ----------                              -----------

    Options granted in 1997, 1998 and 1999 have been valued using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted-average assumptions used for fiscal years 1997, 1998 and 1999 are as follows:

                                                 1997         1998         1999
                                              -----------  -----------  -----------
Risk free interest rate.....................          6.2%         6.0%         5.0%
Expected dividend yield.....................           --           --           --
Expected lives..............................      6 years      6 years      6 years
Expected volatility.........................           80%          80%          80%
Weighted average grant-date fair value per
  share of options granted at fair market
  value during the period...................  $      4.75  $      9.14  $      9.27
Weighted average exercise price of options
  granted at fair market value during the
  Period....................................  $      9.94  $     15.38  $      7.73
Weighted average remaining contractual life
  of options outstanding....................    8.2 years    7.6 years    8.2 years

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

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation cost been determined consistent with SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per common share outstanding on a basic and diluted basis for fiscal years 1997, 1998 and 1999 would have been as follows:

                                                                   1997       1998       1999
                                                                 ---------  ---------  ---------
Net income (loss):
  As Reported..................................................  $  (6,911) $   8,312  $  (5,583)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Pro Forma....................................................  $  (8,169) $   6,491  $  (8,556)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Basic earnings (loss) per share:
  As Reported..................................................  $   (0.77) $    0.90  $   (0.59)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Pro Forma....................................................  $   (0.91) $    0.70  $   (0.91)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Diluted earnings (loss) per share:
  As Reported..................................................  $   (0.77) $    0.83  $   (0.59)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Pro Forma....................................................  $   (0.91) $    0.65  $   (0.91)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    (c) WARRANTS

    In fiscal 1989 and fiscal 1991, the Company issued warrants to employees and others to purchase up to 626,617 shares of common stock at $1.87 per share. All warrants had been exercised or expired as of December 31, 1998.

    (d) EMPLOYEE STOCK PURCHASE PLAN

    Under the C.P. Clare Corporation 1995 Employee Stock Purchase Plan (the "Purchase Plan"), all U.S., Belgian and Mexican employees (including officers) of the Company, as defined, are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock. The Purchase Plan provides for up to 300,000 shares for issuance under the Purchase Plan. As of March 31, 1999, 113,321 shares have been issued under this Purchase Plan, and rights to purchase 186,679 shares are available for purchase.

    (e) SHAREHOLDER RIGHTS PLAN

    On April 29, 1996, the Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each outstanding share of common stock of the Company to stockholders of record as of the close of business on May 15, 1996 (the "Record Date"). In addition, one Right will automatically attach to each share of common stock issued subsequent to the Record Date, until April 29, 2006. Each Right entitles the registered holder to purchase from the Company, upon the occurrence of certain events, a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a cash exercise price of $100 per Unit (the "Exercise

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)
Price"), subject to adjustment. The Company has reserved 150,000 shares of the Preferred Stock for issuance upon exercise of the Rights.

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

NOTE 12. EMPLOYEE BENEFIT PLANS

    (a) 401(k) BENEFIT PLAN

    U.S. employees of the Company may participate in a supplemental retirement program (the "401(k) Plan") established under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 75% of individual contributions, up to 3% of base pay, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after two years of service, as defined. For fiscal years 1997, 1998 and 1999, the Company contributed $262, $245, and $329, respectively, under the 401(k) Plan.

    (b) POSTRETIREMENT HEALTH CARE BENEFITS

    The Company provides certain employees with postretirement health benefits, accounted for under SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Subsequent to March 31, 1995, the Company curtailed the plan and initially recorded a liability of $463. This represented the unrecognized prior service costs associated with the remaining eligible plan participants. At March 31, 1997, the Company's liability was $460. During fiscal 1998, the plan was remeasured. Based on a decrease in the number of plan participants and a change in medical carriers, the liability was reduced by $200 resulting in a liability of $260 at March 31, 1998. This liability remains $260 as of March 31, 1999.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    (c) FOREIGN RETIREMENT INSURANCE BENEFITS

    The Company also provides certain defined retirement annuity payments on behalf of its employees in Europe and Mexico. For fiscal years 1997, 1998 and 1999, the Company contributed $219, $129, and $88, respectively, for the annuity premium payments.

    (d) DEFINED BENEFIT PLAN

    All employees of the Company located in Taiwan are entitled to retirement benefits under regulatory requirements. The actuarial present value of these benefits has been recorded in the accompanying consolidated financial statements in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

    The components of the net periodic pension cost for fiscal years 1997, 1998 and 1999 are as follows:

                                                                1997        1998       1999
                                                              ---------  ----------  ---------
Service cost--benefit earned during the period..............  $      84  $       78  $      23
Interest cost on projected benefit obligation...............        153         140         29
Expected return on assets...................................        (20)        (19)       (21)
                                                              ---------  ----------  ---------
Net periodic pension cost...................................  $     217  $      199  $      31
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    The funded status of the plan at March 31, 1997, 1998 and 1999 was as follows:

                                                                1997        1998       1999
                                                              ---------  ----------  ---------
Actuarial present value of accumulated plan benefits:
  Vested....................................................  $      --  $      109  $     109
  Non-vested................................................      1,212          61         61
                                                              ---------  ----------  ---------
                                                                  1,212         170        170
Additional amounts related to projected salary increases....        968         239        239
                                                              ---------  ----------  ---------
Actuarial present value of projected benefit obligation.....      2,180         409        409
Plan assets at fair value...................................        290         287        287
                                                              ---------  ----------  ---------
Projected benefit obligation in excess of plan assets.......  $   1,890  $      122  $     122
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

                                                                1997        1998       1999
                                                              ---------  ----------  ---------
Assumptions:

Rate of return on plan assets...............................          7%          7%         7%
Discount rate for projected benefit obligations.............          7%          7%         7%
Rate of increase in future compensation levels
  Indirect labor............................................          6%          7%         7%
  Direct labor..............................................          4%         --         --

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company closed the manufacturing operations located in Taiwan and the number of participants in the pension plan was reduced from the 156 employees in fiscal 1997 to 12 employees in fiscal 1998. The number of participants remains at 12 through fiscal 1999.

    (e) BONUS PLAN

    Under the 1995 Key Employee Incentive Plan (the "Bonus Plan"), the Company has the discretion to determine certain employees of the Company who are eligible for a bonus if certain milestones established for the Company and each individual are achieved, as defined. Participants may elect to defer payment of their bonus to a later date and will be entitled to interest on deferred amounts. The Company also has the discretion to pay the bonus in cash, or partially or fully in stock, options or discount options under the 1995 Stock Plan. During fiscal years 1997, 1998 and 1999, the Company incurred $310, $1,629 and $80, respectively, related to the Bonus Plan.

NOTE 13. INCOME TAXES

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

    The components of domestic and foreign income (loss) before the provision for income taxes for fiscal years ended March 31, 1997, 1998 and 1999 are as follows:

                                                                1997        1998       1999
                                                              ---------  ----------  ---------
Domestic....................................................  $  (5,991) $    9,214  $  (6,907)
Foreign.....................................................        544       3,978      1,324
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------
                                                              $  (5,447) $   13,192  $  (5,583)
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    The components of current and deferred provision for income taxes for fiscal years ended March 31, 1997, 1998 and 1999 are as follows:

                                                                1997        1998       1999
                                                              ---------  ----------  ---------
Current:
  Federal...................................................  $   2,131  $    2,631  $    (444)
  State.....................................................        383         522        (41)
  Foreign...................................................        322       1,371      1,400
                                                              ---------  ----------  ---------
    Total current...........................................      2,836       4,524        915
                                                              ---------  ----------  ---------
Deferred:
  Federal...................................................     (1,074)        801       (510)
  State.....................................................       (222)       (370)      (341)
  Foreign...................................................        (76)        (75)       (64)
                                                              ---------  ----------  ---------
    Total deferred..........................................     (1,372)        356       (915)
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------
Provision for Income Taxes..................................  $   1,464  $    4,880  $      --
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13. INCOME TAXES (CONTINUED)
    The income tax provision is different from that, which would be computed by applying the U.S. federal income tax rate to income before taxes for fiscal years ended March 31, 1997, 1998 and 1999, as follows:

                                                                1997        1998       1999
                                                              ---------  ----------  ---------
Federal statutory tax rate..................................      (34.0)%       34.0%     (34.0)%
State income taxes, net of federal income tax benefit.......        4.6         0.2       (3.8)
Tax exempt interest.........................................       (8.3)       (2.4)      (1.3)
Foreign Sales Corporation benefits..........................       (1.4)       (0.5)        --
Non-deductible in-process research and development..........         --          --       30.4
Non-deductible goodwill amortization........................         --          --        6.4
Capital loss carryforward valuation allowance...............       62.8          --         --
Non-deductible foreign expenses.............................         --         4.4         --
Difference in foreign provision versus statutory U.S.
  rate......................................................        1.1        (0.5)       5.3
Decrease in valuation allowance relating to net
  operating loss carryforwards..............................       (1.9)       (0.8)      (1.9)
Deemed repatriation of foreign earnings.....................        2.3          --         --
Other.......................................................        1.7         2.6       (1.1)
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------
                                                                   26.9%       37.0%       0.0%
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    Significant components of deferred income tax assets and liabilities at March 31, 1998 and 1999 are as follows:

                                                                           1998        1999
                                                                        ----------  ----------
Current deferred income tax assets:
  Net operating loss carryforwards....................................  $      106  $      106
  Inventory reserves..................................................       1,013       1,293
  Accrued environmental remediation costs.............................         265         223
  Accrued restructuring...............................................          --         839
  Accrued payroll related costs.......................................       1,611       1,801
  Other temporary differences.........................................         275         597
  Less: Valuation allowance...........................................        (570)       (823)
                                                                        ----------  ----------
    Net current deferred income tax assets............................  $    2,700  $    4,036
                                                                        ----------  ----------
                                                                        ----------  ----------
Long-term deferred income tax assets:
  Net operating loss carryforwards....................................  $    2,725  $    2,336
  Net capital loss carryforwards......................................       9,581       9,581
  State tax credits...................................................         310         486
  Less: Valuation allowance...........................................     (11,690)    (11,066)
                                                                        ----------  ----------
    Net long-term deferred income tax assets..........................         926       1,337
                                                                        ----------  ----------
Long-term deferred income tax liabilities:
  Depreciation........................................................         (57)     (1,068)
  Acquired Intangible Assets..........................................          --        (779)
                                                                        ----------  ----------
                                                                        ----------  ----------
    Net long-term income tax liabilities..............................         (57)     (1,847)
                                                                        ----------  ----------
Long-term deferred income tax asset (liability), net..................  $      869  $     (510)
                                                                        ----------  ----------
                                                                        ----------  ----------

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13. INCOME TAXES (CONTINUED)
    The Internal Revenue Code (the "Code") limits the amount of net operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. In connection with the acquisition of the Clare Division of General Instrument in 1989 and the simultaneous issuance of common stock and warrants, the Company incurred a cumulative change in ownership in excess of 50% as defined in the Code. This change in ownership has limited the Company's ability to utilize, in any one year, the net operating loss and credit carryforwards incurred prior to this change in ownership. The Company estimates that the total NOL through January 1989 subject to this limitation is $7,492. The use of the available NOL is limited to $311 in each year subsequent to this change in ownership. In Taiwan, the Company has NOL carryforwards of $1,575 at March 31, 1999, which begin to expire in fiscal 1999.

    In January 1997, the Company completed the sale of TMC to Gunther GmbH. As a result of this transaction, the Company incurred a capital loss of approximately $25.0 million, which the Company may carry forward for a period of five (5) years. The Company's ability to utilize this capital loss carryforward is limited to the amount of capital gains that the Company generates in the carryforward period. The Company has provided a full valuation allowance against the capital loss carryforward as the Company believes that it is more likely than not that the Company will be able to utilize such a carryforward.

    The remainder of the valuation allowance relates to the limited use of certain net operating loss carryforwards. Taxes have not been provided on foreign subsidiaries' undistributed earnings of $1,308 at March 31, 1999, which are deemed indefinitely invested.

NOTE 14. OTHER INCOME (EXPENSE)

    Other income (expense) consists of the following for fiscal years 1997, 1998 and 1999:

                                                               1997        1998        1999
                                                            ----------  ----------  ----------
Net gain (loss) from foreign currency exchange............  $      (40) $      378  $     (227)
Other.....................................................          32        (243)       (163)
                                                            ----------  ----------  ----------
                                                            $       (8) $      135  $     (390)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

NOTE 15. CASH FLOWS

    (a) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information consists of the following for fiscal years 1997, 1998 and 1999:

                                                               1997        1998        1999
                                                            ----------  ----------  ----------
Interest paid.............................................  $      224  $      143  $       98
Income taxes paid.........................................  $    2,160  $    5,283  $    2,479

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 16. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

    Quarterly financial information for the fiscal years 1998 and 1999 is as follows:

                                                              FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                             QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                                            ---------  ---------  ---------  ---------  ----------
1998
Net sales.................................................  $  34,667  $  39,204  $  40,683  $  41,717  $  156,271
Gross profit..............................................     11,157     12,181     12,613     12,893      48,844
Net income................................................      1,652      2,141      2,228      2,291       8,312
Basic earnings per share..................................       0.18       0.23       0.24       0.25        0.90
Diluted earnings per share................................  $    0.17  $    0.21  $    0.22  $    0.23  $     0.83

                                                              FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                             QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                                            ---------  ---------  ---------  ---------  ----------
1999
Net sales.................................................  $  36,694  $  33,887  $  37,248  $  36,084  $  143,913
Gross profit..............................................     11,180      9,174     10,074     10,609      41,037
Net income (loss).........................................      1,693     (7,693)        91        326      (5,583)
Basic earnings (loss) per share...........................       0.18      (0.82)      0.01       0.03       (0.59)
Diluted earnings (loss) per share.........................  $    0.17  $   (0.82) $    0.01  $    0.03  $    (0.59)

NOTE 17. FINANCIAL INFORMATION BY SEGMENT

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer, members of Senior Management and the Board of Directors.

    The Company's reportable operating segments are Semiconductor and Electromechanical products.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the years March 31, 1997, 1998 and 1999 is as follows.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17. FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

                                                                                ELECTRO-
                                                                SEMICONDUCTOR  MECHANICAL    CORPORATE     TOTAL
                                                                -------------  -----------  -----------  ----------
1997
Net product sales from external customers.....................       59,952        68,209           --      128,161
Intersegment net sales........................................           --            --           --           --
      Total net revenue.......................................       59,952        68,209           --      128,161
Gross Profit..................................................       22,137        20,421           --       42,558
Depreciation and amortization.................................        1,530         3,275           --        4,805
Interest income
  External....................................................           --            --        1,578        1,578
  Intersegment................................................           --            --           --           --
      Total interest income...................................           --            --        1,578        1,578
Interest expense (external)
  External....................................................           --            --          452          452
  Intersegment................................................           --            --           --           --
      Total interest expense..................................           --            --          452          452
Other items
  Charge for in-process research and development..............           --            --           --           --
  Restructuring...............................................           --            --       14,250       14,250
Income taxes..................................................           --            --        1,464        1,464
Property, plant and equipment.................................        9,272        19,704           --       28,976

1998
Net product sales from external customers.....................       69,676        86,595           --      156,271
Intersegment net sales........................................           --            --           --           --
      Total net revenue.......................................       69,676        86,595           --      156,271
Gross Profit..................................................       24,783        24,061           --       48,844
Depreciation and amortization.................................        1,701         3,640           --        5,341
Interest income
  External....................................................           --            --        1,454        1,454
  Intersegment................................................           --            --           --           --
      Total interest income...................................           --            --        1,454        1,454
Interest expense (external)
  External....................................................           --            --          215          215
  Intersegment................................................           --            --           --           --
      Total interest expense..................................           --            --          215          215
Other items
  Charge for in-process research and development..............           --            --           --           --
  Restructuring...............................................           --            --           --           --
Income taxes..................................................           --            --        4,880        4,880
Property, plant and equipment.................................       12,409        26,368           --       38,777

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17. FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

                                                                                ELECTRO-
                                                                SEMICONDUCTOR  MECHANICAL    CORPORATE     TOTAL
                                                                -------------  -----------  -----------  ----------
1999
Net product sales from external customers.....................    $  69,365     $  74,548    $      --   $  143,913
Intersegment net sales........................................           --            --           --           --
      Total net revenue.......................................       69,365        74,548           --      143,913
Gross Profit..................................................       25,935        15,102           --       41,037
Depreciation and amortization.................................        4,926         4,562           --        9,488
Interest Income
  External....................................................           --            --          571          571
  Intersegment................................................           --            --           --           --
      Total interest income...................................           --            --          571          571
Interest expense (external)
  External....................................................           --            --          232          232
  Intersegment................................................           --            --           --           --
      Total interest expense..................................           --            --          232          232
Other items
  Charge for in-process research and development..............        5,000            --           --        5,000
  Restructuring...............................................           --            --        3,700        3,700
Income taxes..................................................           --            --           --           --
Property, plant and equipment.................................       20,943        19,332           --       40,275

    Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms' length basis.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17. FINANCIAL INFORMATION BY SEGMENT (CONTINUED)
    Long-lived tangible assets by geographic area were as follows:

                                                                          LONG-LIVED TANGIBLE
                                                                                 ASSETS
                                                                          --------------------
GEOGRAPHIC AREA                                                             1998       1999
------------------------------------------------------------------------  ---------  ---------
United States...........................................................  $  25,982  $  26,100
Belgium.................................................................        397        296
France..................................................................          9          8
Germany.................................................................          9         14
Mexico..................................................................     12,380     13,857
                                                                          ---------  ---------
                                                                          $  38,777  $  40,275
                                                                          ---------  ---------
                                                                          ---------  ---------

    Revenues by geographic area for the years ended March 31, 1997, 1998 and 1999 were as follows:

                                                                        REVENUE
                                                           ----------------------------------
GEOGRAPHIC AREA                                               1997        1998        1999
---------------------------------------------------------  ----------  ----------  ----------
United States............................................  $   73,718  $   93,369  $   86,059
France...................................................       4,850       7,910       6,164
Germany..................................................       5,692       5,804       6,708
Ireland..................................................         252       5,664       2,003
Italy....................................................       2,541       2,394       2,683
Netherlands..............................................       2,413       1,968       1,429
Sweden...................................................       1,722       2,635       3,673
United Kingdom...........................................       4,928      10,921      12,412
Other....................................................      32,045      25,606      22,782
                                                           ----------  ----------  ----------
                                                           $  128,161  $  156,271  $  143,913
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To C.P. Clare Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of C.P. Clare Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 29, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 29, 1999

                                                                     SCHEDULE II

                             C.P. CLARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                               RECOVERIES
                                                  BALANCE AS OF               FOR ACCOUNTS  UNCOLLECTIBLE BALANCE AT
              ACCOUNTS RECEIVABLE                   BEGINNING                  PREVIOUSLY     ACCOUNTS      END OF
                   ALLOWANCE                        OF PERIOD     PROVISION   WRITTEN OFF   WRITTEN OFF     PERIOD
------------------------------------------------  -------------  -----------  ------------  ------------  -----------
Year Ended March 31, 1999.......................    $   1,177     $     461            --    $      273    $   1,365
Year Ended March 31, 1998.......................          675           579            66           143        1,177
Year Ended March 31, 1997.......................          535           273            --           133          675

                                                                BALANCE AS OF                             BALANCE AT
                                                                  BEGINNING                                 END OF
                    RESTRUCTURING RESERVE                         OF PERIOD     PROVISION    CASH PAID      PERIOD
--------------------------------------------------------------  -------------  -----------  ------------  -----------
Year Ended March 31, 1999.....................................    $  --         $   2,684    $     (532)   $   2,152
Year Ended March 31, 1998.....................................        5,082        --            (5,082)      --
Year Ended March 31, 1997.....................................       --             7,499        (2,417)       5,082

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C.P. Clare Corporation certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on June 24, 1998.

                                C.P. CLARE CORPORATION

Date: June 24, 1998             By:            /s/ ARTHUR R. BUCKLAND
                                     -----------------------------------------
                                                Arthur R. Buckland,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ ARTHUR R. BUCKLAND      President, Chief Executive
------------------------------    Officer and Chairman          June 24, 1998
      Arthur R. Buckland

      /s/ HARRY ANDERSEN        Senior Vice President and
------------------------------    Chief Financial Officer       June 24, 1998
        Harry Andersen

  /s/ WINSTON R. HINDLE, JR.    Director
------------------------------                                  June 24, 1998
    Winston R. Hindle, Jr.

    /s/ CLEMENTE C. TIAMPO      Director
------------------------------                                  June 24, 1998
      Clemente C. Tiampo

      /s/ JOHN G. TURNER        Director
------------------------------                                  June 24, 1998
        John G. Turner

      /s/ JAMES K. SIMS         Director
------------------------------                                  June 24, 1998
        James K. Sims

                                 EXHIBIT INDEX

EXHIBIT NO.                                                    TITLE
-------------  -----------------------------------------------------------------------------------------------------
      10.76    First Amendment to Amended and Restated Employment Agreement between the Company and Thomas B. Sager dated November 23, 1998.
      10.77    First Amendment to Employment Agreement between the Company and Richard Morgan dated November 23,
               1998.
      10.78    Employment Agreement between the Company and Harry Andersen dated December 22, 1998.
      10.79    Loan Agreement between the Company and Bank Boston, N.A. dated March 1, 1999.
      10.80    Form of Revolving Credit Note, Principal Amount $15,000,000 by the Company to Bank Boston, N.A. dated
               March 1, 1999.
      10.81    Pledge Agreement between the Company and Bank Boston, N.A. dated March 1, 1999.
      21       Subsidiaries of the Registrant
      23       Consent of Arthur Andersen LLP
      27       Financial Data Schedule