Form 10-Q
period 1999-06-27
C P CLARE CORP
filed 1999-08-12
CIK 945123

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

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

    As of August 4, 1999, there were 9,511,853, shares of Common Stock, $.01 par value per share, outstanding.

                             C.P. CLARE CORPORATION

                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
PART I      FINANCIAL INFORMATION:

Item 1.     Financial Statements..............................................

            Consolidated Condensed Balance Sheets.............................      1

            Consolidated Condensed Statements of Operations...................      2

            Consolidated Condensed Statements of Cash Flows...................      3

            Notes to Consolidated Condensed Financial Statements..............   4-11

Item 2.     Management's Discussion and Analysis of Financial
            Condition And Results of Operations...............................  12-18

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.........     18

PART II     OTHER INFORMATION:

Item 1.     Legal Proceedings.................................................     19

Item 2.     Changes in Securities and Use of Proceeds.........................     19

Item 3.     Default Upon Senior Securities....................................     19

Item 4.     Submission of Matters to a Vote of Security Holders...............     19

Item 5.     Other Information.................................................     19

Item 6.     Exhibits and Reports on Form 8-K..................................     19

Signatures  ..................................................................     20


                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 JUNE 27, 1999       MARCH 31, 1999
                                                                 -------------       --------------
ASSETS
Current assets:
  Cash, cash equivalents and investments (Note 5)......          $   7,000            $   7,796
  Accounts receivable, less allowance for
    doubtful accounts..................................             21,217               18,672
  Inventories (Note 6).................................             22,384               23,842
  Other current assets.................................              1,873                2,932
  Deferred income taxes................................              4,084                4,036
                                                                 ---------            ---------
          Total current assets.........................             56,558               57,278

Property, plant and equipment, net.....................             39,416               40,275

Other assets:
  Intangible assets, net of accumulated amortization
    of $1,992 and $1,526 as of June 27, 1999 and
    March 31, 1999, respectively.......................             10,648               11,244
  Other................................................                625                  418
                                                                 ---------            ---------

                                                                 $ 107,247            $ 109,215
                                                                 ---------            ---------
                                                                 ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital
    lease obligations..................................          $     213            $     248
  Accounts payable.....................................             11,879               11,805
  Accrued expenses.....................................              8,958               10,175
                                                                 ---------            ---------
          Total current liabilities....................             21,050               22,228

Long-term debt, net of current portion.................                247                  282
Deferred income taxes..................................                511                  510
                                                                 ---------            ---------
          Total liabilities............................             21,808               23,020
                                                                 ---------            ---------

Contingencies (See note 8)

Stockholders' equity:
  Preferred stock, $ .01 par value-
   Authorized: 2,500,000 shares
   Issued and outstanding: None.........................                --                   --
  Common stock, $ .01 par value-
   Authorized: 40,000,000 shares
   Issued and outstanding: 9,459,629 shares and
   9,454,339 shares as of June 27, 1999
   and March 31, 1999, respectively....................                 95                   95
  Additional paid-in capital...........................             96,244               96,228
  Deferred compensation................................                 --                  (62)
  Accumulated deficit..................................             (9,650)              (8,973)
  Cumulative translation adjustment....................             (1,250)              (1,093)
                                                                 ---------            ---------
          Total stockholders' equity...................             85,439               86,195
                                                                 ---------            ---------

                                                                 $ 107,247            $ 109,215
                                                                 ---------            ---------
                                                                 ---------            ---------

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                   ----------------------------------
                                                   JUNE 27, 1999        JUNE 28, 1998
                                                   -------------        -------------
  Net sales................................         $   36,038           $   36,694
  Cost of sales............................             27,512               25,514
                                                    ----------           ----------
       Gross profit........................              8,526               11,180

  Operating expenses:
     Selling, general and administrative...              6,555                6,710
     Research and development..............              3,035                2,024
                                                    ----------           ----------
  Operating (loss) income..................             (1,064)               2,446

  Interest income..........................                 26                  247
  Interest expense.........................                (23)                 (23)
  Other income, net........................                 29                   11
                                                    ----------           ----------
       (Loss) income before (benefit) provision
         for income taxes..................             (1,032)               2,681

  (Benefit) provision for income taxes.....               (354)                 988
                                                    ----------           ----------
       Net (loss) income...................         $     (678)          $    1,693
                                                    ----------           ----------
                                                    ----------           ----------
  (Loss) earnings per common and common
    share equivalent (Note 3)
        Basic (loss) earnings per share....         $    (0.07)          $     0.18
                                                    ----------           ----------
                                                    ----------           ----------
        Diluted (loss) earnings per share..         $    (0.07)          $     0.17
                                                    ----------           ----------
                                                    ----------           ----------

  Weighted average common and common share
    equivalent shares outstanding:
        Basic..............................          9,457,992            9,366,482
                                                    ----------           ----------
                                                    ----------           ----------
        Diluted............................          9,457,992            9,863,568
                                                    ----------           ----------
                                                    ----------           ----------


The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   FOR THE THREE MONTHS ENDED
                                                                               ----------------------------------
                                                                               JUNE 27, 1999         JUNE 28, 1998
                                                                               -------------         -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income........................................................      $   (678)             $  1,693
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
       Depreciation and amortization.......................................         2,172                 1,716
       Deferred income tax benefit.........................................            --                   (50)
       Compensation expense associated with stock options..................            62                    17
       Changes in assets and liabilities, net of acquisition of Micronix:
          Accounts receivable..............................................        (2,546)                2,018
          Inventories......................................................         1,459                (1,156)
          Other current assets.............................................         1,015                  (284)
          Other assets.....................................................           901                    --
          Accounts payable.................................................            74                (2,761)
          Accrued expenses.................................................        (1,370)               (1,782)
                                                                                 ---------             --------
          Net cash provided by (used in) operating activities..............         1,089                  (589)
                                                                                 --------              ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net...........................        (1,313)               (3,045)
                                                                                 --------              --------
          Net cash used in investing activities............................        (1,313)               (3,045)
                                                                                 --------              --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants...........................            15                   131
  Payments of principal on long-term debt..................................          (580)                   --
  Tax benefit of disqualifying disposition of incentive stock options......            --                    11
                                                                                 --------              --------
          Net cash (used in) provided by financing activities..............          (565)                  142
                                                                                 ---------             --------

  EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND INVESTMENTS.......            (7)                   (8)
                                                                                 ---------             ---------

  NET DECREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS...................          (796)               (3,500)

  Cash, cash equivalents and investments, beginning of period..............         7,796                26,364
                                                                                 --------              --------

  Cash, cash equivalents and investments, end of period....................      $  7,000              $ 22,864
                                                                                 --------              --------
                                                                                 --------              --------

  SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for:
          Interest.........................................................      $     23              $     --
                                                                                 --------              --------
          Income taxes.....................................................      $     86              $    708
                                                                                 --------              --------
                                                                                 --------              --------

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 27, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.  INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of June 27, 1999, and results of operations for the three months ended June 27, 1999 and June 28, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

3.  (LOSS) EARNINGS PER SHARE

    The Company calculates (loss) earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution of stock options and warrants that could share in the earnings of the Company.

    A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                          THREE MONTHS ENDED
                                                   ---------------------------------
                                                   JUNE 27, 1999       JUNE 28, 1998
                                                   -------------       -------------
Basic weighted average shares outstanding.....      9,457,992           9,366,482
Weighted average common share equivalents.....             --             497,086
                                                     --------            --------
Diluted weighted average shares
  outstanding(2)..............................       9,457,992           9,863,568


    The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.


                                                           THREE MONTHS ENDED
                                                    --------------------------------
                                                    JUNE 27, 1999      JUNE 28, 1998
                                                    -------------      -------------
Options to purchase common stock(1)...........       2,266,781            488,065
                                                      --------            -------


    (1) -- In accordance with SFAS No. 128, options to purchase common stock were excluded from diluted weighted average shares, because the option price was above the average stock price for the period.

    (2) -- Other options and warrants to purchase common stock that are at or below the average stock price for the period have been excluded, since their inclusion would be anti-dilutive.

4.  ACQUISITION

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits. Pro forma information has not been presented as Clare-Micronix operations prior to the acquisition by the Company were not material.

5.  CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of nine months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at June 28, 1999 consisted principally of overnight commercial paper and at March 31, 1999 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be available for sale at March 31, 1999, and they are carried at cost which approximates market value.

6.  INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 27, 1999 and June 28, 1998:

                                             JUNE 27, 1999        MARCH 31, 1999
                                             -------------        --------------

    Raw Material...........................      $ 9,028             $10,259
    Work in process........................        7,796               8,227
    Finished goods.........................        5,560               5,356
                                                 -------             -------
                                                 $22,384             $23,842
                                                 -------             -------
                                                 -------             -------

7.  RESTRUCTURING COSTS

    In the second quarter of fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $4,000 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The non-recurring charge includes severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of this charge includes a write-down of assets associated with the closure of the Company's Wakefield, MA production facility, completed in the fourth quarter of 1999. Also during the fourth quarter of fiscal 1999, $300 of the restructuring charge was reversed due to persons leaving through attrition. As a result, this amount was no longer identified as a severance requirement.

    The components of the restructuring costs were as follows:


           Employee severance, benefits and related costs........   $ 2,094
           Write-off and write-down of assets to be disposed.....     1,134
           Lease termination and relocation costs................       410
           Other.................................................        62
                                                                    -------
                                                                    $ 3,700
                                                                    -------
                                                                    -------


    The total cash impact of the restructuring is $2,566, which the Company anticipates to be paid by the end of the fourth quarter of fiscal 2000. During the three months ended June 28, 1999, the Company paid $444 of restructuring costs, related primarily to severance for employees terminated, that were identified in the restructuring plan. Accrued restructuring costs were $1,708 as of June 27, 1999.

8.  CONTINGENCIES

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


9.  DERIVATIVE FINANCIAL INSTRUMENTS

    SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of any significant derivative or other financial instruments. The Company hedges its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At June 28, 1999, the Company had no outstanding Belgian franc ("BF") or Mexican peso ("MXP") forward contracts. At March 31, 1999, the Company had thirteen outstanding BF forward contracts amounting to 215,740 BF or $5,908 with a gross deferred loss of $163 from the rollover of such contracts to the planned settlement date. Also, at March 31, 1999, the Company had one outstanding MXP forward contract amounting to 2,160 MXP or $255. The Mexican peso forward contract had no deferred gain or loss. The forward contracts hedge currency transactional exposure resulting from intercompany trade transactions.

10.  NEW ACCOUNTING STANDARDS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. In June, 1999, SFAS No. 137, "Deferral of the effective date of SFAS No. 133 was adopted, which delays the effective date of SFAS No. 133 from all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of the statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

11.  COMPREHENSIVE (LOSS) INCOME

    The Company adopted SFAS No. 130 "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displays of comprehensive (loss) income and its components in the financial statements. The components of the Company's comprehensive (loss) income are as follows:

                                                        THREE MONTHS ENDED
                                                 ---------------------------------
                                                 JUNE 27, 1999       JUNE 28, 1998
                                                 -------------       -------------
Net (loss) income............................        $(678)             $ 1,693
Foreign currency translation adjustments,
  Net of taxes...............................         (157)                  18
                                                     ------             -------
Comprehensive (loss) income..................        $(835)             $ 1,711
                                                     ------             -------
                                                     ------             -------

12. FINANCIAL INFORMATION BY SEGMENT

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the quarter ended June 27, 1999 is as follows:


                                                              ELECTRO-
                                              SEMICONDUCTOR  MECHANICAL    CORPORATE     TOTAL
                                              -------------  ----------    ---------    ------
THREE MONTHS ENDED-JUNE 27, 1999
Net product sales from external customers.....   14,800        21,238            -        36,038
Intersegment net sales........................        -             -            -             -
     Total net revenue........................   14,800        21,238            -        36,038
Gross Profit..................................    4,091         4,435            -         8,526
Depreciation and amortization.................    1,128         1,044            -         2,172
Interest income
  External....................................        -             -           26            26
  Intersegment................................        -             -            -             -
     Total interest income....................        -             -           26            26
Interest expense (external)
  External....................................        -             -           23            23
  Intersegment................................        -             -            -             -
     Total interest expense...................        -             -           23            23
Income taxes..................................        -             -         (354)         (354)
Property, plant and equipment.................   20,496        18,920            -        39,416



                                                              ELECTRO-
                                              SEMICONDUCTOR  MECHANICAL    CORPORATE     TOTAL
                                              -------------  ----------    ---------    ------
THREE MONTHS ENDED-JUNE 28, 1998
Net product sales from external customers.....   20,392        16,302            -        36,694
Intersegment net sales........................        -             -            -             -
     Total net revenue........................   20,392        16,302            -        36,694
Gross Profit..................................    7,402         3,778            -        11,180
Depreciation and amortization.................      891           825            -         1,716
Interest income
  External....................................        -             -          247           247
  Intersegment................................        -             -            -             -
     Total interest income....................        -             -          247           247
Interest expense (external)
  External....................................        -             -           23            23
  Intersegment................................        -             -            -             -
     Total interest expense...................        -             -           23            23
Income taxes..................................        -             -          988           988
Property, plant and equipment.................   20,943        19,332            -        40,275


     Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arm's length basis.

Long-lived tangible assets by geographic area were as follows:


                                                    THREE MONTHS ENDED
                                                      JUNE 27, 1999
                                                    ------------------

GEOGRAPHIC AREA
---------------

United States.................................           $25,579
Belgium.......................................               227
France........................................                14
Germany.......................................                16
Mexico........................................           $13,580
                                                         -------
                                                         $39,416
                                                         -------
                                                         -------


Revenues by geographic area for the quarter ended June 28, 1999 were as follows:


                                                    THREE MONTHS ENDED
                                                      JUNE 27, 1999
                                                    ------------------

GEOGRAPHIC AREA
---------------
United States.................................           $21,951
France........................................             1,219
Germany.......................................             1,473
Ireland.......................................               400
Italy.........................................               848
Netherlands...................................               296
Sweden........................................               915
United Kingdom................................             2,542
Other.........................................             6,594
                                                         -------
                                                         $36,038
                                                         -------
                                                         -------


13.  PROPOSED SALE OF CLARE EMG

On July 2, 1999, the Company signed a stock purchase agreement for the divestiture of its Clare EMG business. The Company anticipates completing the sale by the end of second fiscal quarter 2000. With annual revenues of $55 million, Clare EMG consists of the Clare-Remtech advanced magnetics division, the legacy reed relay and surge arrester businesses, all manufacturing operations in Mexico, a purchasing office in Taiwan, and C.P. Clare's Arlington Heights, Ill. facility. Sumida Electric Co., Ltd. has agreed to purchase Clare EMG, Inc. for approximately $36 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, as filed with the Securities and Exchange Commission. See "Trends and Uncertainties" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                        THREE MONTHS ENDED
                                                 -------------------------------
                                                      JUNE 27,          JUNE 28,
                                                       1999              1998
                                                 ----------------  -------------
Net sales.................................             100.0%            100.0%
Cost of sales..............................             76.3              69.5
                                                       -----             -----
   Gross profit............................             23.7              30.5

Operating expenses:
   Selling, general and administrative.....             18.2              18.3
   Research and development................              8.5               5.5
                                                       -----             -----
Operating income (loss)....................             (3.0)              6.7

Interest income............................              0.1               0.7
Interest expense...........................             (0.1)             (0.1)
Other (expense) income net.................              0.1                --
                                                       -----             -----

Income (loss) before income taxes..........             (2.9)              7.3
Provision (benefit) for income taxes.......             (1.0)              2.7
                                                       ------            -----
   Net income (loss).......................             (1.9)%             4.6%
                                                       ------            -----
                                                       ------            -----


    Net Sales. In the first quarter of fiscal 2000 revenues totaled $36.0 million compared with $36.7 million for the same period in fiscal 1999, a decrease of 1.8%. First quarter revenues for the Company's semiconductor products, including Clare-Micronix acquired in July, 1998, decreased 7.5%; however, electromagnetic and other product revenues increased 2.4% in fiscal 2000 compared with the same period in the prior year. Lower revenues were attributed to lower demand and average selling prices, principally for semiconductor products.

    Net sales by major product category were as follows:


                                                   THREE MONTHS ENDED
                                             -----------------------------
                                               JUNE 27,          JUNE 28,
                                                 1999              1998
                                             -----------       -----------
                                                     (IN MILLIONS)
Semiconductor products....................      $  14.8           $  16.0
Electromagnetic and other products........         21.2              20.7


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

    Net sales to customers located outside of the United States decreased 7% in the first quarter of fiscal 2000 to $14.6 million from $15.7 million in the same period in fiscal 1999. Net sales to customers in Europe represented 25% and 29% of the Company's net sales for the first quarter ended June 27, 1999 and first quarter ended June 28, 1998, respectively. Net sales to customers in Asia represent 13.6% and 13.3% of the Company's net sales for the first quarter ended June 27, 1999 and first quarter ended June 28, 1998, respectively. Annual sales for fiscal year ended March 31, 1999 were $143.9 This included approximately $55.0 of sales relating to the Clare EMG business, which there is currently a signed stock purchase agreement for its divestiture.

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

    Gross Profit. The Company's gross profit as a percentage of net sales decreased to 23.7% in the first quarter of fiscal 2000 from 30.5% in the same period of fiscal 1999. This decrease was principally due to underutilized plant capacity in semiconductors and reed relay manufacturing and lower yields in the production of dry reed switches.

    Selling, General and Administrative Expense. Selling, general and administrative ("S,G&A") expenses decreased $0.1 million or 2% to $6.6 million in the first quarter of fiscal 2000 from $6.7 million in the same period in the prior fiscal year. Included in the first quarter of fiscal 2000 results were $0.9 million of expenses relating to Clare-Micronix operation and goodwill and technology amortization related to the Clare-Micronix acquisition. Excluding these items, S,G&A expenses were lower, principally due to reduced staffing as part of the restructuring of the second quarter of fiscal 1999.

    Research and Development Expense. Research and development expense increased to $3.0 million for the first quarter of fiscal 2000 from $2.0 million for the same period in fiscal 1999, due to new projects and the Clare-Micronix acquisition.

    Interest Income. Interest income decreased by $0.2 million for the first quarter of fiscal 2000 from the same period in fiscal 1999 due to lower cash balances. The decrease in cash was primarily due to cash used for the acquisition of Clare-Micronix in July 1998. Interest income is derived from investments of the Company's cash in both commercial paper and short-term tax exempt municipal bonds.

    Interest Expense. Interest expense for the first quarter of fiscal 2000 was approximately the same as in the first quarter of fiscal 1999.

    Other Income. In the first quarter of fiscal 2000 and the same period in fiscal 1999, other income consists principally of net foreign currency transactional gains.

    Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. The Company has recorded a tax benefit in the first quarter of fiscal 2000 based on its anticipated benefit to be ultimately realized as a result of its net operating losses. The Company's effective income tax rate for the first quarter of fiscal 1999 of 37% is lower than the combined federal and state tax rates due primarily to the utilization of tax credits and the benefits associated with the Company's Foreign Sales Corporation.

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

    Customer Concentration. In the first quarter of fiscal 2000, the Company's ten largest customers accounted for 28% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

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

    Fluctuations in Operating Results. The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. The Company has increased the scope and geographic area of its operations. In addition, based on the fiscal 1999 capital expansions, the Company has increased its operational fixed costs. This expansion also has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. These operating systems have been 85% updated and centralized, while the existing operating systems are mostly phased out. The Company's future success will depend to a large part on its ability to manage these changes and manage effectively its remote offices and facilities.

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

    Liquidity. The Company's cash balance has remained consistent at around $7,000 during the first three months of fiscal 2000. The Company maintains a $10.0 million operating lease line as well as a $15.0 unsecured committed revolving credit facility. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's liquidity.

    Markets. The Company continues to evaluate its operations and product offerings, in order to invest in or potentially divest of certain business or market opportunities.

    New Systems. The Company is approximately 85% complete with the process of implementing an Oracle Enterprise Resource Planning ("ERP") system for certain applications and locations. The vendor has informed the Company that this new system is compliant with year 2000 issues. This effort has consumed significant resources of the Company and implementation of various applications for the remaining locations is scheduled throughout fiscal year 2000. As a result of the systems transition, the Company may experience business disruptions or compliance issues, which may have a material adverse effect on the Company's results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended June 27, 1999, the Company's cash, cash equivalents and investments decreased by $0.8 million. Operations provided $1.1 million of cash during this period, mainly as a result of non-cash adjustments offset by the net loss and decreases in net assets and liabilities. The Company used $1.3 million for capital expenditures. Financing activities used $0.6 million of cash during the period, primarily due to the payment of principal of long-term debt.

    At June 27, 1999, the Company had $0.5 million of outstanding debt representing capital leases assumed when the Company acquired Clare-Micronix. In fiscal 1999, the Company entered into a $15 million unsecured committed revolving credit facility ("credit facility"). No borrowings have been made against this credit facility. The credit facility required the Company to maintain certain financial ratios. The Company, as of June 27, 1999, was in compliance with all covenants.

    The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges with financial institutions for trade transactions. There can be no assurance that this policy will eliminate all currency exposure.

    The Company believes that cash generated from operations, cash, cash equivalents and investments and the anticipated proceeds of the Clare EMG divestiture and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

YEAR 2000 ISSUE

    The Company began an internal assessment of its operations, from information and financial systems to each aspect of its manufacturing processes and facilities, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company completed this activity by its 1999 fiscal year end.

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

    In addition, the Company's other facilities, including Guadalajara and St. Louis have other manufacturing and financial systems software. These systems are being upgraded and / or replaced to gain compliance. The Company presently believes that with modification to existing software and conversion to the new ERP system, the Year 2000 problem will not pose significant operational problems.

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

    Based on its initial assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing, interface with key customers, or with processing orders and billing. However, further assessments could find certain critical third party providers, such as those supplying electricity, water, telephone service, and certain raw materials or services may experience difficulties resulting in disruption of service or supplies to the Company. A shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company continues to assess the need for a Year 2000 contingency plan. However, the Company anticipates that its Year 2000 conversion program will be completed far enough in advance of January 1, 2000 so as to formulate a contingency plan at such time, if necessary. The Company expects its contingency plan, if developed, would include, among other things, manual "work-arounds" for hardware and software failures, as well as substitution of systems, if required. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition. C.P. Clare supports the exchange of information regarding the Year 2000 matters and designates the foregoing as Year 2000 Readiness Disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     PRIMARY MARKET RISK EXPOSURES. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's primary interest rate risk would be related to borrowings fluctuates with changes in short-term borrowing rates. There were no borrowings from the Company's Revolving Credit Facility during the first quarter of fiscal 2000 and the line is currently unused.

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


                                       C.P. CLARE CORPORATION

                                       By:  /s/ Harry Andersen
                                            ------------------------------------
                                            Harry Andersen
                                            SENIOR VICE PRESIDENT AND CHIEF
                                              FINANCIAL OFFICER



DATE: AUGUST 11, 1999