Form 10-Q
period 1999-09-26
C P CLARE CORP
filed 1999-11-10
CIK 945123

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

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

    As of October 22, 1999, there were 9,528,236 shares of Common Stock, $.01 par value per share, outstanding.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                             SEPTEMBER 26, 1999    MARCH  31, 1999
                                                                             ------------------    ----------------
         ASSETS
         Current assets:
              Cash, cash equivalents and investments (Note 6)...........         $ 39,016           $  7,796
              Accounts receivable, less allowance for doubtful accounts.           15,299             18,672
              Inventories (Note 7)......................................           11,430             23,842
              Other current assets......................................            1,445              2,932
              Deferred income taxes.....................................            5,802              4,036
                                                                                 --------           --------
                   Total current assets.................................           72,992             57,278
         Property, plant and equipment, net.............................           28,280             40,275
         Other Assets:
             Intangibles, net of accumulated amortization of $2,471 and
               $1,526, respectively.....................................           10,299             11,244
             Other......................................................            1,023                418
                                                                                 --------           --------
                                                                                 $112,594           $109,215
                                                                                 --------           --------
                                                                                 --------           --------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
              Current portion of capital lease obligations..............         $    179           $    248
              Accounts payable..........................................            7,369             11,805
              Accrued expenses (Notes 8 and 9)..........................            8,042             10,175
                                                                                 --------           --------
                   Total current liabilities............................           15,590             22,228
         Capital lease obligations, net of current portion..............              210                282
         Deferred income taxes..........................................              510                510
                                                                                 --------           --------
                   Total liabilities....................................           16,310             23,020
                                                                                 --------           --------
         Stockholders' equity:
              Preferred stock, $ .01 par value
                Authorized: 2,500,000 shares
                Issued and outstanding: None............................               --                 --
              Common stock, $ .01 par value
                Authorized: 40,000,000 shares
                Issued and outstanding: 9,511,852 shares and
                  9,454,339 shares as of September 26, 1999 and
                  March 31, 1999, respectively..........................               95                 95
              Additional paid-in capital................................           96,482             96,228
              Deferred compensation.....................................               --                (62)
              Retained Earnings (deficit)...............................              856             (8,973)
              Cumulative translation adjustment.........................           (1,149)            (1,093)
                                                                                 --------           --------
                   Total stockholders' equity...........................           96,284             86,195
                                                                                 --------           --------
                                                                                 $112,594           $109,215
                                                                                 --------           --------
                                                                                 --------           --------

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          --------------------------    --------------------------
                                                                           SEPT. 26,       SEPT. 27,     SEPT. 26,      SEPT. 27,
                                                                              1999           1998          1999            1998
                                                                          -----------    -----------    -----------    -----------
Net sales .............................................................   $    28,934    $    33,887    $    64,972    $    70,581
Cost of sales .........................................................        24,212         24,713         51,724         50,227
                                                                          -----------    -----------    -----------    -----------
     Gross profit .....................................................         4,722          9,174         13,248         20,354

Operating expenses:
     Selling, general and administrative ..............................         6,128          6,979         12,683         13,689
     Research and development .........................................         3,628          2,342          6,662          4,366
     Write-off of purchased in-process research
         and development (Note 4) .....................................          --            5,000           --            5,000
     Gain on disposal of business activities, net of related
         restructuring and other costs (Note 5)........................       (12,990)          --          (12,990)          --
     Restructuring costs (credit) (Note 9) ............................          (875)         4,000           (875)         4,000
                                                                          -----------    -----------    -----------    -----------
Operating income (loss) ...............................................         8,831         (9,147)         7,768         (6,701)

Interest income .......................................................           237            131            262            378
Interest expense ......................................................           (26)           (57)           (49)           (80)
Other (expense) income, net ...........................................           116           (148)           145           (137)
                                                                          -----------    -----------    -----------    -----------

Income (loss) before benefit for income taxes .........................         9,158         (9,221)         8,126         (6,540)
Benefit for income taxes ..............................................        (1,348)        (1,528)        (1,702)          (540)
                                                                          -----------    -----------    -----------    -----------
Net income (loss) .....................................................   $    10,506    $    (7,693)   $     9,828    $    (6,000)
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------
Earnings (loss) per common and common share Equivalent (Note 3)
          Basic earnings (loss) per share .............................   $      1.10    $     (0.82)   $      1.04    $     (0.64)
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------
          Diluted earnings (loss) per share ...........................   $      1.08    $     (0.82)   $      1.02    $     (0.64)
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------

Weighted average common and common share Equivalent shares outstanding:
          Basic .......................................................     9,508,632      9,390,175      9,483,312      9,377,487
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------
          Diluted .....................................................     9,705,008      9,390,175      9,621,303      9,377,487
                                                                          -----------    -----------    -----------    -----------
                                                                          -----------    -----------    -----------    -----------


The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            FOR THE SIX MONTHS ENDED
                                                                                          ------------------------------
                                                                                          SEPT. 26, 1999  SEPT. 27, 1998
                                                                                          --------------  --------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)................................................................    $   9,828      $  (6,000)
      Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
           Gain on disposal of business activities.....................................      (12,990)            --
           Depreciation and amortization...............................................        5,045          3,966
           Write-off of purchased in-process research and development..................           --          5,000
           Non-cash portion of restructuring charge (credit)...........................         (875)         1,134
           Compensation expense associated with stock options..........................           62             42
           Changes in assets and liabilities, net of amounts divested through disposal of business activities (Sept 26, 1999)
              and acquisition of Micronix (Sept 27, 1998):
                Accounts receivable....................................................        4,075          4,618
                Inventories............................................................        2,577         (2,645)
                Other current assets...................................................         (215)        (1,314)
                Other assets...........................................................          (96)            --
                Accounts payable.......................................................       (4,435)        (3,830)
                Accrued expenses and other liabilities.................................       (1,412)           717
                                                                                           ----------     ---------
                Net cash provided by operating activities..............................        1,564          1,688
                                                                                           ----------     ---------

      Cash Flows From Investing Activities:
      Purchase of property, plant and equipment, net...................................       (3,666)        (6,237)
      Purchase of Micronix, net of cash acquired (Note 4)..............................           --        (16,012)
      Net proceeds from disposal of business activities................................       33,115             --
                                                                                           ---------      ---------
                Net cash provided by (used in) investing activities....................       29,449        (22,249)
                                                                                           ---------      ---------

      CASH FLOWS FROM FINANCING ACTIVITIES:
      Net Proceeds from issuance of common stock.......................................          238            108
      Proceeds from exercise of options and warrants...................................           15            208
      Payments of principal on capital lease obligations...............................         (140)          (258)
      Tax benefit of disqualifying disposition of incentive stock options..............           --             11
                                                                                           ---------      ---------
                Net cash provided by financing activities..............................          113             69
                                                                                           ---------      ---------

      Effect Of Exchange Rates On Cash, Cash Equivalents And Investments...............           94            161
                                                                                           ---------      ---------

      NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND INVESTMENTS................       31,220        (20,331)

      Cash, cash equivalents and investments, beginning of period......................        7,796         26,364
                                                                                           ---------      ---------

      Cash, cash equivalents and investments, end of period............................    $  39,016      $   6,033
                                                                                           ---------      ---------
                                                                                           ---------      ---------
      SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid during the period for:
                Interest...............................................................    $       3      $       2
                                                                                           ---------      ---------
                                                                                           ---------      ---------
                Income taxes...........................................................    $      93      $   1,430
                                                                                           ---------      ---------
                                                                                           ---------      ---------

           Acquisition of Micronix:
                Fair value of assets acquired..........................................           --      $  20,825
                Liabilities assumed....................................................           --         (4,525)
                Cash acquired..........................................................           --           (288)
                                                                                           ---------      ---------
                                                                                           ---------      ---------
                Cash paid for acquisition and direct costs net of cash acquired........    $      --      $  16,012
                                                                                           ---------      ---------
                                                                                           ---------      ---------


The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

                     C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 26, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31 each year. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2. INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of September 26, 1999, and results of operations for the three and six months ended September 26, 1999 and September 27, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

3. EARNINGS (LOSS) PER SHARE

    The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings (loss) per share are calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of stock options and warrants that could share in the earnings of the Company.

    A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   ---------------------------------   -------------------------------
                                                   SEPT. 26, 1999     SEPT. 27, 1998   SEPT. 26, 1999   SEPT. 27, 1998
                                                   --------------     --------------   --------------   --------------
Basic weighted average shares outstanding ......     9,508,632       9,390,175           9,483,312       9,377,487
Weighted average common share equivalents ......       196,376            --               137,991            --
                                                     ---------       ---------           ---------       ---------
Diluted weighted average shares outstanding ....     9,705,008       9,390,175           9,621,303       9,377,487



    The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.



                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ---------------------------------    -------------------------------
                                                            SEPT. 26, 1999     SEPT. 27, 1998    SEPT. 26, 1999   SEPT. 27, 1998
                                                            --------------     --------------    --------------   --------------
          Options to purchase common stock(1)..........        1,669,245           881,447         2,225,307          805,322


    (1) - In accordance with SFAS No. 128, options to purchase common stock were excluded from diluted weighted average shares, because the option price was above the average stock price for the period or because there was a net loss for the period.




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

    Acquired intangibles include existing technologies and goodwill. These intangibles are being amortized over their estimated useful lives of 4 to 8 years. The aggregate purchase price is made up of the following:

         Current Assets......................    $ 1,268
         Property, plant and equipment.......      1,118
         Acquired existing technology........      2,456
         Other assets........................        644
         Goodwill............................     10,339
         In-process R&D......................      5,000
                                                 -------
                                                 $20,825
                                                 -------
                                                 -------

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

    Micronix's in-process R&D value was comprised of 6 primary R&D programs. These programs included the introduction of certain new technologies. At the acquisition date, these programs ranged in completion from 10% to 85%. The Company currently believes it will provide a substantial amount of funding to complete each acquired program. There is no assurance that each project will meet with either technological or commercial success. The substantial delay or outright failure of the in-process R&D would materially impact the Company's financial condition.

    The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new products. The rates utilized to discount the net cash flows to their present value were based on the weighted average cost of capital for Micronix. This discount rate was commensurate with Micronix's corporate maturity and the uncertainties in the economic estimates described above.

    The forecasts used by the Company in valuing in-process R&D were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary significantly from the projected results.

5. DIVESTITURE

   On July 2, 1999, the Company entered into an Agreement to sell all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG") a wholly-owned subsidiary of C.P. Clare to Sumida Electric Co., Ltd. ("Sumida"), for $37,629 in cash. EMG includes the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V. The transaction is currently under review and is subject to a post closing adjustment based on the net asset value of EMG as of the closing date, August 20, 1999.

   The gain on the sale of EMG is calculated as follows.

                 Cash received...................................  $36,426
                 Plus: Estimated receivable
                 based on final asset valuation..................    1,203
                 Less: Net assets divested.. ....................   20,829
                                                                   -------
                 Gain on sale before expenses ...................  $16,800
                                                                   -------
                                                                   -------
                 Gain on sale before expenses ...................  $16,800
                 Less: Direct expenses ..........................   (3,310)
                 Less: Deferred gain subject to final asset
                 valuation.................. ....................     (500)
                                                                   -------
                 Net gain on sale................................  $12,990
                                                                   -------
                                                                   -------

6. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of six months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at September 26, 1999 consisted principally of overnight commercial paper and other short-term fixed income investments. Investments at March 31, 1999 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be available for sale at September 26, 1999 and March 31, 1999, and they are carried at cost which approximates market value.

7. INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 26, 1999 and March 31, 1999:

                                                SEPTEMBER 26,        MARCH 31,
                                                   1999                1999
                                                -------------        ----------
                 Raw Material............         $ 3,328            $10,259
                 Work in process.........           6,081              8,227
                 Finished goods..........           2,021              5,356
                                                  -------            --------
                                                  $11,430            $23,842
                                                  -------            --------
                                                  -------            --------


8. ACCRUED EXPENSES

    Accrued expenses consist of the following at September 26, 1999 and March 31, 1999:



                                                            SEPTEMBER 26, 1999   MARCH 31,1999
                                                            ------------------   -------------
                 Payroll and benefits................           $2,987             $ 3,881
                 Restructuring (Note 9)..............              695               2,152
                 Environmental remediation (Note 10).              909                 922
                 Other...............................            3,451               3,220
                                                                ------             -------
                                                                $8,042             $10,175
                                                                ------             -------
                                                                ------             -------



9. RESTRUCTURING COSTS

    In fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $3,700 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The non-recurring charge includes severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of this charge includes a write-down of assets, associated with the closure of the Company's Wakefield, MA production facility, which will be completed by the fourth quarter of calendar 1999. During the quarter ended September 26, 1999, the Company reversed $875 of restructuring to reflect its change in estimate regarding the proceeds from the sale of some of the assets from its abandoned Wakefield facility and cash paid for severance costs.

    The components of the restructuring were as follows:

                                                                       March 31, 1999       September 26, 1999
                                                                       --------------       ------------------
                 Employee severance, benefits and related costs ...... $ 2,094              $ 1,604
                 Write-off and write-down of assets to be disposed ...   1,134                  880
                 Lease termination and relocation costs ..............     410                  279
                 Other................................................      62                   62
                                                                       -------              -------
                                                                       $ 3,700              $ 2,825
                                                                       -------              -------
                                                                       -------              -------

    The total cash impact of the restructuring is $1,945, which the Company anticipates to be paid by the end of the fourth quarter of fiscal 2000.

10. CONTINGENCIES

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

11. DERIVATIVE FINANCIAL INSTRUMENTS

    SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of any significant derivative or other financial instruments. The Company hedged its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At September 26, 1999, the Company had no outstanding Belgian franc ("BF") forward contracts. At March 31, 1999, the Company had one outstanding BF forward contract amounting to 23,000 BF or $625 with a gross deferred loss of $4 from the rollover of such contracts to the planned settlement date. The forward contracts hedge currency transactional exposure resulting from intercompany trade transactions.

12. COMPREHENSIVE INCOME (LOSS)

    The components of the Company's comprehensive income (loss) are as follows:



                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      -----------------------      -----------------------
                                                                      SEPT. 26,     SEPT. 27,      SEPT. 26,     SEPT. 27,
                                                                        1999          1998           1999          1998
                                                                      --------      ---------      --------      ---------
          Net income (loss)....................................       $10,506       $(7,693)       $  9,828       $(6,000)
          Foreign currency translation adjustments,
             net of taxes......................................             6            88               7          (105)
                                                                      -------       -------        --------       -------
          Comprehensive income (loss)..........................       $10,512       $(7,605)       $  9,835       $(6,105)
                                                                      -------       -------        --------       -------
                                                                      -------       -------        --------       -------


13. FINANCIAL INFORMATION BY SEGMENT

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for quarters ended September 26, 1999 and September 27, 1998 is as follows.



                                                                                      ELECTRO-
                                                                    SEMICONDUCTOR    MECHANICAL   CORPORATE      TOTAL
                                                                    -------------    ----------   ---------    ----------
THREE MONTHS ENDED - SEPTEMBER 26, 1999
Net product sales from external customers .........................    $  14,760    $  14,174           --     $  28,934
Gross Profit ......................................................        3,604        1,118           --         4,722
Expenses ..........................................................           --           --        9,756         9,756
Other items
  Gain on disposal of business activities, net of restructuring
    and other related costs .......................................           --       12,990           --        12,990
  Restructuring credit ............................................           --           --         (875)         (875)
Total assets ......................................................      112,594           --           --       112,594
SIX MONTHS ENDED - SEPTEMBER 26, 1999
Net product sales from external customers .........................    $  29,560    $  35,412           --     $  64,972
Gross Profit ......................................................        7,695        5,553           --        13,248
Expenses ..........................................................           --           --       19,345        19,345
Other items
  Gain on disposal of business activities, net of restructuring
    and other related costs .......................................           --       12,990           --        12,990
  Restructuring credit ............................................           --           --         (875)         (875)
Total assets ......................................................      112,594           --           --       112,594
THREE MONTHS ENDED - SEPTEMBER 27, 1998
Net product sales from external customers .........................    $  17,233    $  16,654           --     $  33,887
Gross Profit ......................................................        5,858        3,316           --         9,174
Expenses ..........................................................           --           --        9,321         9,321
Other items
  Charge for in-process research and development ..................           --           --        5,000         5,000
  Restructuring costs..............................................           --           --        4,000         4,000
Total assets ......................................................       56,638       52,282           --       108,920
SIX MONTHS ENDED - SEPTEMBER 27, 1998
Net product sales from external customers .........................    $  33,265    $  37,316           --     $  70,581
Gross Profit ......................................................       11,415        8,939           --        20,354
Expenses ..........................................................           --           --       18,055        18,055
Other items
  Charge for in-process research and development ..................           --           --        5,000         5,000
  Restructuring costs .............................................           --           --        4,000         4,000
Total assets ......................................................       56,638       52,282           --       108,920



         Interest income and expense, in-process research and development, gain on disposal of business activities, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arm's length basis.

         Long-lived tangible assets by geographic area were as follows:



GEOGRAPHIC AREA                                                       SEPTEMBER 26, 1999     MARCH 31, 1999
---------------                                                       ------------------     --------------
                                                                           LONG-LIVED TANGIBLE ASSETS
                                                                           --------------------------
United States...............................................             $28,051                  $26,100
Belgium.....................................................                 201                      296
France......................................................                  13                        8
Germany.....................................................                  15                       14
Mexico......................................................                   -                   13,857
                                                                        --------                  -------
                                                                          28,280                  $40,275
                                                                        --------                  -------
                                                                        --------                  -------






         Revenues by geographic area for the quarter ended September 26, 1999 is as follows:



GEOGRAPHIC AREA                     THREE MONTHS ENDED       THREE MONTHS ENDED     SIX MONTHS ENDED     SIX MONTHS ENDED
---------------                     ------------------       ------------------     ----------------     ------------------
                                     SEPTEMBER 26, 1999     SEPTEMBER 27, 1998      SEPTEMBER 26, 1999   SEPTEMBER 27, 1998
                                    -------------------     ------------------      ------------------   ------------------
                                                                             REVENUE
                                                                             -------
United States ................             $12,640                 $20,264                $34,591             $42,207
France .......................                 794                   1,451                  2,013               3,023
Germany ......................               1,155                   1,580                  2,628               3,290
Ireland ......................                 263                     472                    663                 982
Italy ........................                 340                     632                  1,188               1,316
Netherlands ..................                 199                     336                    495                 702
Sweden .......................                 956                     865                  1,871               1,801
United Kingdom ...............               2,286                   2,923                  4,828               6,087
Other ........................              10,301                   5,364                 16,695              11,173
                                           -------                 -------                -------             -------
                                           $28,934                 $33,887                $64,972             $70,581
                                           -------                 -------                -------             -------
                                           -------                 -------                -------             -------


14. INCOME TAXES

         In accordance with generally accepted accounting principles, the Company provides for income taxes at interim periods by utilizing its expected effective income tax rate for the entire fiscal year. Despite reporting income before income taxes, the Company is providing an income tax benefit in the three and six months ended September 26, 1999 because the Company believes that the gain from the sale of EMG will be offset by utilization of existing capital loss carryforwards. The remaining net operating losses generated during fiscal 2000 are anticipated to be realizable.

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

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:



                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            -------------------------------      ------------------------------
                                                            SEPTEMBER 26,     SEPTEMBER 27,      SEPTEMBER 26,    SEPTEMBER 27,
                                                                1999             1998               1999              1998
                                                            -------------     -------------      -------------    -------------
Net sales .........................................             100.0%            100.0%            100.0%            100.0%
Cost of sales .....................................              83.7              72.9              79.6              71.2
                                                                -----             -----             -----             -----
     Gross profit .................................              16.3              27.1              20.4              28.8

Operating expenses:
     Selling, general and administrative ..........              21.2              20.6              19.5              19.4
     Research and development .....................              12.5               6.9              10.3               6.2
     Write-off of purchased in-process research and
       development ................................                --              14.8                --               7.1
     Gain on disposal of business activities,
       net of related restructuring
       and other costs.............................             (44.9)               --                --             (20.0)
     Restructuring costs (credit)..................              (3.0)             11.8              (1.4)              5.6
                                                                -----             -----             -----             -----
Operating income (loss) ...........................              30.5             (27.0)             12.0              (9.5)
Interest income ...................................               0.8               0.4               0.4               0.5
Interest expense ..................................              (0.1)             (0.2)             (0.1)             (0.1)
Other (expense) income, net .......................               0.4              (0.4)              0.2              (0.2)
                                                                -----             -----             -----             -----

Income (loss) before income taxes .................              31.6             (27.2)             12.5              (9.3)
Benefit for income taxes ..........................              (4.7)             (4.5)             (2.6)             (0.8)
                                                                -----             -----             -----             -----
     Net income (loss) ............................              36.3%            (22.7)%            15.1%             (8.5)%
                                                                -----             -----             -----             -----
                                                                -----             -----             -----             -----



    Net Sales. In the second quarter of fiscal 2000, revenues totaled $28.9 million as compared with $33.9 million for the same period in fiscal 1999, a decrease of 15%. Second quarter revenues for the Company's semiconductor products were 14% lower primarily because of lower prices and unit shipments for solid state relays. Second quarter revenues for electromagnetic and other products were 15% lower primarily because of the sale of the advanced magnetic winding, reed relay, and surge arrestor product in August 1999.

    For the six months ended September 26, 1999, revenues were $65.0 million compared with $70.6 million for the same period in the prior year, a decrease of 8%. Sales of semiconductor products were down 11% and sales of electromagnetic and other products were down 5%.

    Net sales by major product category were as follows:



                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  -------------------------------     ------------------------------
                                                  SEPTEMBER 26,     SEPTEMBER 27,     SEPTEMBER 26,    SEPTEMBER 27,
                                                      1999              1998              1999             1998
                                                  -------------     -------------     -------------    -------------
                                                                            (IN MILLIONS)
Semiconductor products....................           $  14.7           $  17.2           $  29.5          $  33.3
Electromagnetic and other products........              14.2              16.7              35.5             37.3



    The Company's semiconductor products are primarily used in data communication applications such as modems. The Clare Micronix division designs and manufactures application specific integrated circuits for a wide variety of applications.

    The Company's electromagnetic products remaining after the divestiture are primarily used in telecommunication applications such as telephone switching gear and cellular phones. The continued increased usage of cellular phones has been a growth driver for the Company's sensor business.

    Net sales to customers located outside of the United States decreased 3% in the second quarter of fiscal 2000 to $13.3 million from $13.7 million in the same period in fiscal 1999. Net sales to customers in Europe represented 25% and 28% of the Company's net sales for the second quarter and six months ended September 26, 1999, respectively. Net sales to customers in Asia represented 18% and 16% of the Company's net sales for the second quarter and six months ended September 26, 1999. The Company monitors its currency exposure and international economic developments and takes actions to reduce the Company's risk from exposures to fluctuations in foreign currency markets. Because of the inherent uncertainty of foreign exchange markets, future events cannot be predicted and the Company will continue to focus on international markets.

    Gross Profit. The Company's gross profit as a percentage of net sales decreased to 16.3% in the second quarter of fiscal 2000 from 27.1% in the same period of fiscal 1999. This decrease was principally due to lower selling prices, particularly for semiconductors; underutilized plant capacity in semiconductors; and yield and delivery issues on certain sensor products. Although margins were down for most products, the more significant declines were in the divested electromagnetic products. Gross profit as a percentage of net sales decreased to 20.4% for the six months ended September 26, 1999 from 28.8% for the comparable period of fiscal 1999.

    Selling, General and Administrative Expense. Selling, general, and administrative ("S,G&A") expenses decreased $0.9 million, or more than 12%, to $6.1 million in the second quarter of fiscal 2000 from $7.0 million in the same period in the prior fiscal year. The decrease was primarily attributable to reduced employment and lower sales commissions. On a year-to-date basis, S,G&A expense totaled $12.7 million, down $1.0 million from the prior year.

    Research and Development Expense. Research and development ("R&D") expense increased to $3.6 million for the second quarter of fiscal 2000 from $2.3 million for the same period in fiscal 1999. Higher expense was the result of technology licensing fees and new process development projects. On a year-to-date basis, R&D expense totaled $6.7 million, $2.3 million higher than the prior year.

    Gain on Disposal of Business Activities. Gain on disposal of business activities totaled $13.0 million during the second fiscal quarter of 2000 and represented the gain on the sale of the reed relay, advanced magnetic winding, and surge arrestor product lines to Sumida Electric Company of Tokyo, Japan. The amount consists of the difference between the gross proceeds, less related selling and restructuring costs, and the value of the assets sold. See Note 5 of the Consolidated Condensed Financial Statements.

    Restructuring Costs (Credit). In fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring charge of $3.7 million. The non-recurring charge included severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative areas. The balance of this charge included a write-down of assets associated with the closure of the Company's Wakefield, Massachusetts production facility. During the second quarter of fiscal 2000, $0.9 million of this charge was reversed to reflect its change in estimate regarding the proceeds from the sale of some of the Wakefield assets and cash paid for severance costs. See Note 9 of the Consolidated Condensed Financial Statements.

    Write-off of Purchased In-process Research and Development. Intangible assets acquired during the second quarter of fiscal 1999 as part of the acquisition of Micronix Integrated Systems, Inc. included $5.0 million for purchased in-process research and development ("in-process R&D") for projects that had no future alternative uses. This amount represented the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

    Interest Income. Interest income totaled $0.2 million for the second quarter of fiscal 2000, $0.1 million higher than for the same period in fiscal 1999. The increase was the result of higher average cash balances associated with the proceeds from sale of business activities discussed above. Interest income is derived from investments in both commercial paper and short-term tax exempt municipal bonds.

    Interest Expense. Interest expense for the second quarter of fiscal 2000 and on a year-to-date basis was consistent with comparable prior-year periods.

    Other (Expense) Income. Other (expense) income consisted principally of net foreign currency transactional gains and losses.

    Income Taxes. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. Despite reporting income before income taxes, the Company is providing an income tax benefit in the three and six months ended September 26, 1999 because the Company believes that the gain from the sale of EMG will be offset by utilization of the existing capital loss carryforwards. For the first six months of fiscal 2000, the Company recorded a tax benefit at an effective rate of 37% based on the anticipated benefit to be ultimately realized as a result of other net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended September 26, 1999, the Company's cash, cash equivalents and investments increased by $31.2 million, more than accounted for by $36.4 million in proceeds received from the sale of its Mexico operations. Capital expenditures aggregated $3.7 million during the period.

    At September 26, 1999, the Company had $0.4 million of outstanding debt that represented capital leases assumed when the Company acquired Clare-Micronix. The Company maintains a $15.0 million unsecured committed revolving credit facility. No borrowings have been made against this credit facility. The credit agreement requires that the Company maintains certain financial ratios and, as of September 26, 1999, the Company was in compliance with these covenants.

    The Company manages foreign exchange exposure by monitoring net monetary position using natural hedges of assets and liabilities denominated in local currencies and entering into forward contract hedges with financial institutions for trade transactions. There can be no assurance that this policy will eliminate all currency exposure.

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

TRENDS AND UNCERTAINTIES

    Competition. The Company competes with various global companies. Certain competitors have greater manufacturing, engineering or financial resources.

    Customer Concentration. In the second quarter of fiscal 2000, the Company's ten largest customers accounted for 46.0% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

    Development of New Products. Technological change and new product introductions characterize the markets for the Company's products. In particular, the Company is dependent on the communications industry, which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for communications related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop new products. Slower than expected acceptance of new products will adversely effect the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase functionality and performance. If the Company is unable to access adequate sources of capital or is unable to design, develop and introduce competitive new products, its operating results will be adversely affected.

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

    Liquidity. Cash balances increased to $39.0 million during the quarter, primarily as the result of the sale of the Company's Mexico operations. The Company maintains a $10.0 million lease line and $15 million credit facility.

    Markets. The Company continues to evaluate its operations and product offerings, in order to invest in or potentially divest of certain business or market opportunities.

    New Systems. The Company is in the process of implementing an Oracle Enterprise Resource Planning system for certain applications and locations. As a result of the systems transition, the Company may experience business disruptions or compliance issues, which may have a material adverse effect on the Company's results of operations.

    Reliance on Key Suppliers. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet demands in an effective and timely basis. Also, the suppliers could experience their own business disruption, which could have a material adverse effect on the Company's future results.

YEAR 2000 ISSUE

    The Company began an internal assessment of its operations, from information and financial systems to each aspect of its manufacturing processes and facilities, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company completed this activity by 1999 fiscal year end.

    The Company is in the process of implementing an Oracle Enterprise Resource Planning system, Version 10.7 Smart Client, for many applications and sites, including: order entry, manufacturing and financial systems. The software vendor has informed the

Company that the new system is compliant with Year 2000 issues. The Company believes that the Year 2000 problem will not pose significant operational problems. Our historical costs to address Year 2000 have been negligible. We are currently not able to estimate the final aggregate cost of addressing the Year 2000 issue because funds may be required for future findings. We do not expect these costs to have an adverse effect on our business and financial results.

    The Company's potential exposure extends beyond financial applications to include suppliers, customers, facilities, manufacturing equipment and other communication equipment. The Company has taken several steps to minimize this risk including: evaluating all systems and equipment by site; sending letters to vendors assessing Year 2000 compliance status; and upgrading systems or equipment. The Company has received written assurances from all significant vendors that they are Year 2000 compliant.

    Since the Company's products are not date sensitive devices, they will not be impacted by the Year 2000 problem. Further, the Company has begun to confer with significant customers to assure that various systems used for data and information exchanges will be compatible following December 31, 1999.

    Based on assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing, interface with key customers, or with processing orders and billing. However, further assessments could find certain critical third party providers, such as those supplying electricity, water, telephone service, and certain raw materials or services may experience difficulties resulting in disruption of service or supplies to the Company. A shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition. C.P. Clare supports the exchange of information regarding the Year 2000 matters and designates the foregoing as Year 2000 Readiness Disclosures.

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

None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

On October 26, 1999, the Company's Board of Directors authorized a share repurchase program to buy up to one million shares of the Company's common stock over the next year.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 EXHIBIT
   NO.            DESCRIPTION
 -------    ---------------------
  27.0      Financial Data         (Edgar)
            Schedule

(b) Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K on August 20, 1999 disclosing the divestiture on August 20, 1999 of Clare EMG, Inc., and a Form 8-K/A on November 3, 1999 introducing the pro forma financial statements relating to the same divestiture.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     C.P. CLARE CORPORATION

                                     By: /S/ HARRY ANDERSEN
                                        --------------------------------------
                                        Harry Andersen
                                        Senior Vice President and Chief
                                        Financial Officer


Date: November 10, 1999