Form 10-Q
period 1999-12-26
C P CLARE CORP
filed 2000-02-07
CIK 945123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED DECEMBER 26, 1999

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-26092

                            ------------------------

                             C.P. CLARE CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

             MASSACHUSETTS                                  04-2561471
       (State of incorporation)                 (IRS Employer Identification No.)

         78 CHERRY HILL DRIVE                                 01915
        BEVERLY, MASSACHUSETTS                              (zip code)
    (Address of principal executive
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 524-6700

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of January 24, 2000, there were 9,600,193, shares of Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             C.P. CLARE CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements........................................
         Consolidated Condensed Balance Sheets.......................       1
         Consolidated Condensed Statements of Operations.............       2
         Consolidated Condensed Statements of Cash Flows.............       3
         Notes to Consolidated Condensed Financial Statements........    4-12
Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations...................................   13-17
Item 3   Quantitative and Qualitative Disclosure About Market Risk...      17
PART II OTHER INFORMATION:
Item 1.  Legal Proceedings...........................................      18
Item 2.  Changes in Securities and Use of Proceeds...................      18
Item 3.  Default Upon Senior Securities..............................      18
Item 4.  Submission of Matters to a Vote of Security Holders.........      18
Item 5.  Other Information...........................................      18
Item 6.  Exhibits and Reports on Form 8-K............................      18
Signatures...........................................................      19

PART I FINANCIAL INFORMATION

ITEM 1.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              DECEMBER 26, 1999   MARCH 31, 1999
                                                              -----------------   --------------
ASSETS
Current assets:
  Cash, cash equivalents and investments (Note 5)...........       $ 33,422          $  7,796
  Accounts receivable, less allowance for doubtful accounts
    of $2,248 and $1,365 as of December 26, 1999 and
    March 31, 1999, respectively............................         14,579            18,672
  Inventories (Note 6)......................................         12,615            23,842
  Other current assets......................................          1,801             2,932
  Deferred income taxes.....................................          6,277             4,036
                                                                   --------          --------
      Total current assets..................................         68,694            57,278
Property, plant and equipment, net..........................         26,988            40,275
Other assets:
  Intangible assets, net of accumulated amortization of
    $2,937 and $1,526 as of December 26, 1999 and March 31,
    1999, respectively......................................          9,826            11,244
  Other.....................................................            463               418
                                                                   --------          --------
                                                                   $105,971          $109,215
                                                                   ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................       $    143          $    248
  Accounts payable..........................................          3,818            11,805
  Accrued expenses..........................................          7,210            10,175
                                                                   --------          --------
      Total current liabilities.............................         11,171            22,228
Long-term debt, net of current portion......................            175               282
Deferred income taxes.......................................            510               510
                                                                   --------          --------
      Total liabilities.....................................         11,856            23,020
                                                                   --------          --------
Contingencies (See note 9)
Stockholders' equity:
  Preferred stock, $.01 par value--
    Authorized: 2,500,000 shares Issued and outstanding:
      None..................................................             --                --
  Common stock, $.01 par value--
    Authorized: 40,000,000 shares Issued and outstanding:
      9,546,632 shares and 9,454,339 shares as of December
      26, 1999 and March 31, 1999, respectively.............             96                95
  Additional paid-in capital................................         96,635            96,228
  Deferred compensation.....................................             --               (62)
  Accumulated deficit.......................................         (1,373)           (8,973)
  Cumulative translation adjustment.........................         (1,243)           (1,093)
                                                                   --------          --------
      Total stockholders' equity............................         94,115            86,195
                                                                   --------          --------
                                                                   $105,971          $109,215
                                                                   ========          ========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
Net sales...................................   $   21,617     $   37,248     $   86,590     $  107,829
Cost of sales...............................       15,748         27,174         67,472         77,401
                                               ----------     ----------     ----------     ----------
  Gross profit..............................        5,869         10,074         19,118         30,428
Operating expenses:
  Selling, general and administrative.......        5,005          7,498         17,689         21,187
  Research and development..................        3,500          2,292         10,162          6,658
  Write-off of purchased in-process research
    and development.........................           --             --             --          5,000
  Restructuring costs (credit)..............           --             --           (875)         4,000
  Gain on sale of Clare EMG.................           --             --        (12,990)            --
                                               ----------     ----------     ----------     ----------
Operating (loss) income.....................       (2,636)           284          5,132         (6,417)
Interest income.............................          332             62            594            440
Interest expense............................          (51)           (77)          (100)          (157)
Other income (loss), net....................          124           (118)           259           (255)
                                               ----------     ----------     ----------     ----------
  (Loss) income before provision (benefit)
    for income taxes........................       (2,231)           151          5,885         (6,389)
Provision (benefit) for income taxes........           --             60         (1,702)          (480)
                                               ----------     ----------     ----------     ----------
  Net (loss) income.........................   $   (2,231)    $       91     $    7,587     $   (5,909)
                                               ==========     ==========     ==========     ==========
(Loss) earnings per common and common share
  equivalent (Note 3)
  Basic (loss) earnings per share...........   $    (0.23)    $     0.01     $     0.80     $    (0.63)
                                               ==========     ==========     ==========     ==========
  Diluted (loss) earnings per share.........   $    (0.23)    $     0.01     $     0.79     $    (0.63)
                                               ==========     ==========     ==========     ==========
Weighted average common and common share
  equivalent shares outstanding:
  Basic.....................................    9,522,942      9,394,942      9,496,522      9,382,806
                                               ==========     ==========     ==========     ==========
  Diluted...................................    9,522,942      9,560,656      9,666,471      9,382,806
                                               ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 26,   DECEMBER 27,
                                                                  1999           1998
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $  7,587       $ (5,909)
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Gain on disposal of business activities...................     (12,990)            --
  Depreciation and amortization.............................       7,056          6,038
  Write-off of purchased in-process research and
    development.............................................          --          5,000
  Non-cash portion of restructuring charge..................        (875)         1,134
  Compensation expense associated with stock options........          62             67
  Changes in assets and liabilities, net of amounts divested through disposal of business activities in 1999 and
    acquisition of Micronix in 1998:
    Accounts receivable.....................................       4,795          1,675
    Inventories.............................................       1,392           (278)
    Other current assets....................................        (540)        (1,564)
    Accounts payable........................................      (7,975)        (5,397)
    Accrued expenses........................................      (2,242)           716
                                                                --------       --------
    Net cash (used in) provided by operating activities.....      (3,730)         1,482
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............      (3,836)        (7,876)
Other assets................................................        (120)            --
Purchase of Micronix, net of cash acquired..................          --        (16,012)
Net proceeds from disposal of business activities...........      33,115             --
                                                                --------       --------
    Net cash provided by (used in) investing activities.....      29,159        (23,888)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................         392            108
Proceeds from exercise of options and warrants..............          15            223
Payments of principal on long-term debt.....................        (211)          (271)
Tax benefit of disqualifying disposition of incentive stock
  options...................................................          --             11
                                                                --------       --------
    Net cash provided by financing activities...............         196             71
                                                                --------       --------
Effect of Exchange Rates on Cash, cash equivalents and
  investments...............................................          --            124
Net increase (decrease) in cash, cash equivalents and
  investments...............................................      25,624        (22,211)
Cash, cash equivalents and investments, beginning of
  period....................................................       7,796         26,364
Cash, cash equivalents and investments, end of period.......    $ 33,422       $  4,153
                                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................    $    282       $     74
                                                                ========       ========
    Income taxes............................................    $     69       $  1,586
                                                                ========       ========
  Acquisition of Micronix:
    Fair value of assets acquired...........................    $     --       $ 20,825
    Liabilities assumed.....................................          --         (4,525)
    Cash acquired...........................................          --           (288)
                                                                --------       --------
    Cash paid for acquisition and direct costs net of cash
     acquired...............................................    $     --       $ 16,012
                                                                ========       ========

  Sale of business:
    Carrying amount of net assets sold......................    $(20,829)      $     --
    Cash received...........................................      36,426             --
    Receivable held in escrow based on final asset
     valuation, net.........................................         703             --
    Expenses................................................      (3,310)            --
                                                                --------       --------
    Gain on sale after expenses.............................    $ 12,990       $     --
                                                                ========       ========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2. INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of December 26, 1999, and results of operations for the three months ended December 26, 1999 and December 27, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 as filed with the Securities and Exchange Commission.

3. (LOSS) EARNINGS PER SHARE

    The Company calculates (loss) earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic (loss) earnings per share are calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution of stock options and warrants that could share in the earnings of the Company.

    A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
Basic weighted average shares outstanding...    9,522,942      9,394,942      9,496,522      9,382,806
Weighted average common share equivalents...           --        165,714        169,949             --
                                                ---------      ---------      ---------      ---------
Diluted weighted average shares
  outstanding...............................    9,522,942      9,560,656      9,666,471      9,382,806

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. (LOSS) EARNINGS PER SHARE (CONTINUED)

    The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
Options to purchase common stock (1)........    1,506,922      2,272,137      2,175,856      1,634,013
Other antidilutive options and warrants
  (2).......................................      209,061             --             --        220,939
                                                ---------      ---------      ---------      ---------
                                                1,715,983      2,272,137      2,175,856      1,854,952

(1) In accordance with SFAS No. 128, options to purchase common stock were excluded from diluted weighted average shares, because the option price was above the average stock price for the period.

(2) Other options and warrants to purchase common stock that are at or below the average stock price for the period have been excluded, since their inclusion would be anti-dilutive.

4. DIVESTITURE

    On July 2, 1999, the Company entered into an Agreement to sell all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG") a wholly-owned subsidiary of C.P. Clare to Sumida Electric Co., Ltd. ("Sumida"), for $36,426 in cash. EMG includes the company's advanced magnetic windings, reed relay, and surge arrestor product lines together with the second tier affiliate C.P. Clare Mexicana. The final sale price is subject to a post closing audit of the net asset value of EMG as of the closing date, August 20, 1999. The Company has deferred $703 of the gain associated with the divestiture pending a final settlement of the amount due.

    The gain on the sale of Clare EMG, Inc. is calculated as follows.

Cash Received...............................................  $36,426
Plus: Net Amount Held In Escrow Pending Final Asset
  Valuation.................................................      703
Less: Net Assets Divested...................................  (20,829)
                                                              -------
Gain On Sale Before Expenses................................  $16,300
                                                              =======
Less: Expenses..............................................    3,310
                                                              -------
Gain On Sale After Expenses.................................  $12,990
                                                              =======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. DIVESTITURE (CONTINUED)

    Pro forma financial information reflecting the divestiture of Clare EMG, Inc. is as follows:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
Net sales...................................     21,617         23,301         60,797         63,598
Gross profit................................      5,869          7,835         15,279         21,904
Operating (loss) income.....................     (2,636)           178         (5,517)        (3,784)
Net (loss) income...........................     (2,231)            29         (3,418)        (2,441)
Basic (loss) earnings per share.............      (0.23)            --          (0.36)         (0.26)
Diluted (loss) earnings per share...........      (0.23)            --          (0.35)         (0.26)

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of six months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at December 26, 1999 consisted principally of overnight commercial paper and other short-term fixed income investments. Investments at March 31, 1999 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon seven days notice. The Company deemed these investments to be available for sale at December 26, 1999 and March 31, 1999, and they are carried at cost, which approximates market value.

6. INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 26, 1999 and March 31, 1999:

                                                        DECEMBER 26,   MARCH 31,
                                                            1999         1999
                                                        ------------   ---------
Raw Material..........................................     $ 3,784      $10,259
Work in process.......................................       5,756        8,227
Finished goods........................................       3,075        5,356
                                                           -------      -------
                                                           $12,615      $23,842
                                                           =======      =======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 26, 1999 and March 31, 1999:

                                                        DECEMBER 26,   MARCH 31,
                                                            1999         1999
                                                        ------------   ---------
Payroll and benefits..................................     $2,534       $ 3,881
Restructuring (Note 9)................................        331         2,152
Environmental remediation (Note 10)...................        866           922
Other.................................................      3,479         3,220
                                                           ------       -------
                                                           $7,210       $10,175
                                                           ======       =======

8. RESTRUCTURING COSTS

    In fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $3,700 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The non-recurring charge includes severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of whom are in manufacturing and the remainder of whom are in sales, general and administrative. The balance of this charge includes a write-down of assets, associated with the closure of the Company's Wakefield, MA production facility, which will be completed by the fourth quarter of fiscal 2000. During the quarter ended September 26, 1999, the Company reversed $875 of restructuring to reflect its change in estimate regarding the proceeds from the sale of some of the Wakefield assets and cash paid for severance costs.

    The components of the restructuring as of March 31, 1999 were as follows:

Employee severance, benefits and related costs..............   $2,094
Write-off and write-down of assets to be disposed...........    1,134
Lease termination and relocation costs......................      410
Other.......................................................       62
                                                               ------
                                                               $3,700
                                                               ======

    The total cash impact of the restructuring is $1,945, which the Company anticipates to be paid by the end of the fourth quarter of fiscal 2000.

9. CONTINGENCIES

ENVIRONMENTAL MATTERS

    The Company accrues for estimated costs associated with known environmental matters when such costs are probable and can be reasonably estimated. The actual costs to be incurred for environmental remediation may vary from estimates, given the inherent uncertainties in evaluating and estimating environmental liabilities, including the possible effects of changing laws and regulations, the stage of the

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. CONTINGENCIES (CONTINUED)

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

10. DERIVATIVE FINANCIAL INSTRUMENTS

    SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of any significant derivative or other financial instruments. The Company hedges its net intercompany trade balance (Belgian francs) which relates to trade sales to third party customers in the ordinary course of business. At December 26, 1999, the Company had no outstanding Belgian franc ("BF") or Mexican peso ("MXP") forward contracts. At March 31, 1999, the Company had one outstanding BF forward contract amounting to 23,000 BF or $625 with a gross deferred loss of $4 from the rollover of such contracts to the planned settlement date. Also, at March 31, 1999, the Company had no outstanding MXP forward contracts. The forward contracts hedge currency transactional exposure resulting from intercompany trade transactions.

11. COMPREHENSIVE (LOSS) INCOME

    The Company adopted SFAS No. 130 "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displays of comprehensive income and its components in the financial statements. The components of the Company's comprehensive (loss) income are as follows:

                                               THREE MONTHS
                                                   ENDED           NINE MONTHS ENDED
                                            -------------------   -------------------
                                            DEC. 26,   DEC. 27,   DEC. 26,   DEC. 27,
                                              1999       1998       1999       1998
                                            --------   --------   --------   --------
Net (loss) income.........................  $(2,231)     $ 91      $7,587    $(5,909)
Foreign currency translation adjustments,
  net of taxes............................      (94)       23        (150)       (79)
                                            -------      ----      ------    -------
Comprehensive (loss) income...............  $(2,325)     $114      $7,437    $(5,988)
                                            =======      ====      ======    =======

12. FINANCIAL INFORMATION BY SEGMENT

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1999. SFAS
No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chief Executive Officer, members of Senior Management and the Board of Directors.

    The Company's reportable operating segments are Semiconductor products and Electromechanical products.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the periods ended December 26, 1999 and December 27, 1998 is as follows.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

                                                                    ELECTRO-
                                                   SEMICONDUCTOR   MECHANICAL   CORPORATE    TOTAL
                                                   -------------   ----------   ---------   --------
THREE MONTHS ENDED--DECEMBER 26, 1999
Net product sales from external customers........     $14,726       $ 6,891          --     $ 21,617
Gross Profit.....................................       3,500         2,369          --        5,869
Expenses.........................................          --            --       8,505        8,505
Other items
  Charge for in-process research and
    development..................................          --            --          --           --
  Gain on disposal of business activities, net of
    restructuring and other related costs........          --            --          --           --
  Restructuring (reversal).......................          --            --          --           --
Total assets.....................................     105,971            --          --      105,971
NINE MONTHS ENDED--DECEMBER 26, 1999
Net product sales from external customers........     $44,287       $42,303          --     $ 86,590
Gross Profit.....................................      11,196         7,922          --       19,118
Expenses.........................................          --            --      27,851       27,851
Other items
  Charge for in-process research and
    development..................................          --            --          --           --
  Gain on disposal of business activities, net of
    restructuring and other related costs........          --            --      12,990       12,990
  Restructuring (reversal).......................          --            --        (875)        (875)
Total assets.....................................     105,971            --          --      105,971
THREE MONTHS ENDED--DECEMBER 27, 1998
Net product sales from external customers........     $18,530       $18,718          --     $ 37,248
Gross Profit.....................................       6,936         3,138          --       10,074
Expenses.........................................          --            --       9,790        9,790
Other items
  Charge for in-process research and
    development..................................          --            --          --           --
  Gain on disposal of business activities, net of
    restructuring and other related costs........          --            --          --           --
  Restructuring..................................          --            --          --           --
Total assets.....................................     107,432            --          --      107,432
NINE MONTHS ENDED--DECEMBER 27, 1998
Net product sales from external customers........     $51,795       $56,034          --     $107,829
Gross Profit.....................................      18,351        12,077          --       30,428
Expenses.........................................          --            --      27,845       27,845
Other items
  Charge for in-process research and
    development..................................          --            --       5,000        5,000
  Gain on disposal of business activities, net of
    restructuring and other related costs........          --            --          --           --
  Restructuring..................................          --            --       4,000        4,000
Total assets.....................................     107,432            --          --      107,432

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                               DECEMBER 26, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

    Interest income and expense, in-process research and development, gain on disposal of business activities, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arm's length basis.

    Long-lived tangible assets by geographic area were as follows:

                                                        DECEMBER 26,   MARCH 31,
GEOGRAPHIC AREA                                             1999         1999
---------------                                         ------------   ---------
                                                          LONG-LIVED TANGIBLE
                                                                 ASSETS
United States.........................................     $26,793      $26,100
Belgium...............................................         171          296
France................................................          11            8
Germany...............................................          13           14
Mexico................................................          --       13,857
                                                           -------      -------
                                                           $26,988      $40,275
                                                           =======      =======

    Revenues by geographic area for the quarter and nine months ended December 26, 1999 were as follows:

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
GEOGRAPHIC AREA                             DECEMBER 26, 1999    DECEMBER 26, 1999
---------------                             ------------------   -----------------
                                                           REVENUE
United States.............................       $ 8,862              $43,453
France....................................           981                2,994
Germany...................................         1,164                3,792
Ireland...................................           522                1,185
Italy.....................................           196                1,384
Netherlands...............................            77                  572
Sweden....................................           923                2,794
United Kingdom............................         1,573                6,401
Other.....................................         7,319               24,015
                                                 -------              -------
                                                 $21,617              $86,590
                                                 -------              -------

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, as filed with the Securities and Exchange Commission. See "Trends and Uncertainties" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
Net sales...................................      100.0%         100.0%         100.0%         100.0%
Cost of sales...............................       72.9           73.0           77.9           71.8
                                                  -----          -----          -----          -----
  Gross profit..............................       27.1           27.0           22.1           28.2
Operating expenses:
  Selling, general and administrative.......       23.2           20.1           20.4           19.6
  Research and development..................       16.1            6.2           11.7            6.2
  Write-off of purchased in-process research
    and development.........................         --             --             --            4.6
  Restructuring costs (credit)..............         --             --           (1.0)           3.7
  Gain on disposal of business activities,
    net of related restructuring and other
    costs...................................         --             --          (15.0)            --
                                                  -----          -----          -----          -----
Operating income (loss).....................      (12.2)           0.8            6.0           (6.0)
Interest income.............................        1.6            0.2            0.7            0.4
Interest expense............................       (0.2)          (0.2)          (0.1)          (0.1)
Other income (expense), net.................        0.5           (0.3)           0.3           (0.2)
                                                  -----          -----          -----          -----
(Loss) income before income taxes...........      (10.3)           0.4            6.9           (5.9)
Provision (benefit) for income taxes........       (0.0)           0.2           (2.0)          (0.4)
                                                  -----          -----          -----          -----
  Net (loss) income.........................      (10.3)%          0.2%           8.9%          (5.5)%
                                                  =====          =====          =====          =====

    NET SALES.  In the third quarter of fiscal 2000 revenues totaled
$21.6 million compared with $37.2 million for the same period in fiscal 1999, a decrease of 42.0%. For the nine months ended December 26, 1999, revenues were $86.6 million compared with $107.8 million for the same period in the prior year, a decrease of 19.7%. Lower sales were largely the result of the disposition of the Company's electromagnetic product lines, which were sold to Sumida Electric in August of 1999, and to lower average selling prices for semiconductor products. For the three and nine months ending December 26, 1999, the revenue would have been $21,617 and $60,797, respectively, without the Company's electromagnetic products. For the three and nine months ending December 27, 1998, the revenue would have been $23,301 and $63,598, respectively, without the Company's electromagnetic products. Lower sales, without the Company's electromagnetic products, were primarily the result of lower average selling prices and unit shipments for the semiconductor products.

    Net sales to customers located outside of the United States decreased 21.7% in the third quarter of fiscal 2000 to $12.8 million from $16.3 million in the same period in fiscal 1999. Net sales to customers in Europe represented 25.1% and 20.7% of the Company's net sales for the third quarter ended December 26, 1999 and third quarter ended December 27, 1998, respectively. Net sales to customers in Asia represented 26.0% and 19.2% of the Company's net sales for the third quarter ended December 26, 1999 and third quarter ended December 27, 1998, respectively.

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

    GROSS PROFIT. The Company's gross profit as a percentage of net sales was 27.1% in the third quarter in fiscal 2000 compared with 22.1% during the same period in fiscal 1999. This increase is primarily due to the elimination of lower margin products included in the sale of EMG. Gross profit as a percentage of net sales decreased to 22.1% for the nine months ended December 26, 1999 from 28.2% for the comparable period of fiscal 1999. The gross profit as a percentage of net sales without the Company's electromagnetic products, was 27.1% and 33.6% for the third quarter of fiscal 2000, and the same period in fiscal 1999, respectively. The loss for the nine months ended December 26, 1999, was (9.1)% compared with (5.9)% during the same period of fiscal 1999. The decrease quarter to quarter, and year to year, in the gross profit percentage without the Company's electromagnetic products, was primarily the result of lower average selling prices and unit shipments, and underutilized plant capacity, for the semiconductor products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("S,G&A") expenses decreased $2.5 million or 33% to $5.0 million in the third quarter in fiscal 2000 from $7.5 million in the same period in the prior fiscal year. The decrease was attributable primarily to reduced employment, lower sales commissions, lower charges for environmental clean up, the elimination of the electromagnetic products headquarters operation in Arlington Heights, Illinois. On a year-to-date basis, S,G&A expense totaled $17.7 million, down $3.5 million from the prior year, for the same reasons mentioned in the preceding sentence.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased to $3.5 million for the third quarter of fiscal 2000, from $2.3 million for the same period in fiscal 1999, primarily due to semiconductor process development projects and licensing fees associated with home phone network products. On a year-to-date basis, R&D expense totaled $10.2 million, $3.5 million higher than the prior year, for the same reasons mentioned in the preceding sentence.

    WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. Intangible assets acquired during the second quarter of fiscal 1999 as part of Clare-Micronix included $5.0 million for purchased in-process research and development ("in-process R&D") for projects that had no future alternative uses. This amount represented the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. The development of these projects had not yet reached technological feasibility, and the R&D in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

    RESTRUCTURING COSTS. In the second quarter of fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring charge of $4.0 million. The non-recurring charge included severance-related costs associated with a workforce reduction of approximately 60 persons on a worldwide basis, half of whom were in manufacturing and the remainder whom were in sales, general and administrative areas. The balance of this charge included write-down of assets associated with the closure of the Company's Wakefield, Massachusetts production facility. During the second quarter of fiscal 2000, $0.9 million of this charge was reversed to reflect residuals received from the sale of some of the Wakefield assets and lower than anticipated severance costs. See Note 8 of the Consolidated Condensed Financial Statements.

    GAIN ON DISPOSAL OF BUSINESS ACTIVITIES. Gain on disposal of business activities totaled $13.0 million during the second quarter of fiscal 2000 and represented the gain on the sale of the reed relay, advanced magnetic winding, and surge arrestor product lines to Sumida Electric Company of Tokyo, Japan. The amount consists of the difference between the gross proceeds, less related selling and restructuring costs, and the value of the assets sold. See Note 4 of the Consolidated Condensed Financial Statements. There was no counterpart for this gain during the prior year.

    INTEREST INCOME. Interest income totaled $0.3 million for the third quarter of fiscal 2000, $0.2 million higher than the same period in fiscal 1999. The increase was the result of higher average cash balances associated with the proceeds from sale of business activities discussed above. Interest income is derived from investments in both commercial paper and short-term tax exempt municipal bonds. Interest income totaled $0.6 million for the nine months ended December 26, 1999, compared with $0.4 million for the comparable period in fiscal 1999. The increase resulted from the same reason mentioned above.

    INTEREST EXPENSE. Interest expense for the third quarter of fiscal 2000 was approximately the same as in the third quarter of fiscal 1999. The same is true for the nine months ended December 26, 1999 as compared with the same period in fiscal 1999.

    OTHER INCOME. In the third quarter of fiscal 2000 and the same period in fiscal 1999, other income consisted principally of net foreign currency transactional gains and losses. The other losses shown for three and nine months ended December 27, 1998 resulted from transactional losses on sales of product in Belgian Francs. During fiscal 1999, the Company began conducting business in Europe in the Euro.

    INCOME TAXES. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. For the first six months of fiscal 2000, the Company recorded a tax benefit at an effective rate of 37% based on the anticipated benefit to be ultimately realized as a result of net operating losses. No benefit was recognized for the third quarter of fiscal 2000.

TRENDS AND UNCERTAINTIES

    COMPETITION. C.P. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering or financial resources.

    CUSTOMER CONCENTRATION. In the third quarter of fiscal 2000, the Company's ten largest customers accounted for 28.0% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

    DEVELOPMENT OF NEW PRODUCTS. Technological change and new product introductions characterize the markets for the Company's products. In particular, the Company is dependent on the communications industry, which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for communications related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop new products. Slower than expected acceptance of new products will adversely affect the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase functionality and performance. With the addition of Clare-Micronix, the Company will need to develop and bring to market the acquired technology and new products in the areas of high-voltage analog and mixed-signal application specific integrated circuits. Development of all these capabilities is expected to require significant additional capital expenditures. The Company is currently limited by its existing capital availability and may need to use its existing or new lines of credit, in order to fund the capital expenditures required developing new products. If the Company is unable to access adequate sources of capital or is unable to design, develop and introduce competitive new products, its operating results will be adversely affected.

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

    LIQUIDITY. The Company's ended the quarter with cash balances of $33.4 million compared with $7.8 million at March 31, 1999. The Company maintains a $10.0 million operating lease line as well as a $15.0 unsecured committed revolving credit facility. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's liquidity.

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

    RELIANCE ON KEY SUPPLIERS. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand needs effectively and on a timely basis. Also, the suppliers could experience their own business disruption, including disruption caused by year 2000 issues, which could have a material adverse effect on future results.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended December 26, 1999, the Company's cash, cash equivalents and investments increased by $25.6 million, more than accounted for by $33.1 million in net proceeds received from the sale of its Mexico operations. Capital expenditures aggregated $3.8 million during the period.

    At December 26, 1999, the Company had $0.3 million of outstanding debt representing capital leases assumed when the Company acquired Clare-Micronix. In fiscal 1999, the Company entered into a $15 million unsecured committed revolving credit facility. No borrowings have been made against this credit facility.

    The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges with financial institutions for trade transactions. There can be no assurance that this policy will eliminate all currency exposure.

    The Company believes that cash generated from operations, cash, cash equivalents and investments, and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

    None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    On October 26, 1999, the Company's Board of Directors authorized a share repurchase program to buy up to one million shares of the Company's common stock up through October 26, 2000. No shares have been repurchased through the third quarter of fiscal 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        27.0            Financial Data Schedule (Edgar)

    (b) Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K/A on November 3, 1999 amending the Form 8-K filed on August 27, 1999 disclosing the divestiture on August 20, 1999 of Clare EMG, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       C.P. CLARE CORPORATION

                                                       By:  /s/ HARRY ANDERSEN
                                                            -----------------------------------------
                                                            Harry Andersen
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                            OFFICER

Date: February 7, 2000