Form 10-K
period 2000-03-31
C P CLARE CORP
filed 2000-07-05
CIK 945123

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

FOR THE FISCAL YEAR ENDED MARCH 31, 2000          COMMISSION FILE NUMBER 0-26092
                            ------------------------

                             C.P. CLARE CORPORATION

             (Exact Name of Registrant as Specified In its Charter)
                            ------------------------

             MASSACHUSETTS                                  04-2561471
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

         78 CHERRY HILL DRIVE
              BEVERLY, MA                                     01915
    (Address of Principal Executive                         (Zip Code)
               Offices)

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

                             (Title of Each Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 19, 2000, was $33,763,622.

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of June 19, 2000, was 9,612,916.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 2000 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM

                                                                                        PAGE
                                                                                      --------
PART I
1.                      Business....................................................         1
2.                      Properties..................................................        10
3.                      Legal Proceedings...........................................        10
4.                      Submission of Matters to a Vote of Securityholders..........        10
PART II
5.                      Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................        11
6.                      Selected Financial Data.....................................        12
7.                      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        13
7a.                     Quantitative and Qualitative Information about Market
                        Risk........................................................        18
8.                      Financial Statements and Supplementary Data.................        19
9.                      Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................        48
PART III
10.                     Directors and Executive Officers of the Registrant..........        48
11.                     Executive Compensation......................................        48
12.                     Security Ownership of Certain Beneficial Owners and
                        Management..................................................        48
13.                     Certain Relationships and Related Transactions..............        48
PART IV
14.                     Exhibits, Financial Statement Schedule and Reports on Form
                        8-K.........................................................        48
                        (a) Financial Statements....................................        48
                        (b) Reports on Form 8-K.....................................        49
                        (c) Exhibits................................................        49
                        (d) Financial Statement Schedules...........................        49
15.                     Signatures..................................................        50

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 9 OF THIS FORM 10-K.

                                     PART I

ITEM 1. BUSINESS

    C.P. Clare Corporation (the "Company" or "Clare") is a leading provider of high voltage analog semiconductor integrated packages, discrete components, and reed switches (DYAD-Registered Trademark-), to the world's foremost manufacturers of electronic communications equipment. The Company's primary products supply the interface between signals transmission and electronic components by providing the basic isolation and switching functions required by electronic communications applications.

    Clare is a technology leader in the semiconductor segment of the small signal relay market. Clare's semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and have contributed to the development of a number of new product applications such as 56K PCMCIA modems, modem interfaces to the Internet, cable set top boxes, and other computer telephony uses such as voice mail systems. Semiconductor products represent the core of the Company's growth strategy for communication applications.

    Clare focuses on providing solutions for the telecommunications and data communications markets because of the significant use of analog semiconductor components and growing demand for integrated semiconductor packages in these industries. The Company's customers include leading global OEMs such as Motorola, Compaq, 3Com, ABB, Alcatel, LM Ericsson, Lucent Technologies, Nokia, Samsung, Dialogic, Psion, and Daewoo.

    Clare was founded in 1937 to design, manufacture and sell electromagnetic products and was subsequently sold to General Instrument Corporation (GI) in 1967. Theta-J Corporation, founded in 1975 to design, manufacture and market semiconductor based electronic components, purchased the Clare division of GI in 1989 and changed its name to C.P. Clare Corporation. In July 1999, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California. During August 1999, the Company sold substantially all of the electromagnetics business to Sumida Electric Company of Tokyo, Japan. The Company is incorporated under the laws of Massachusetts and principal offices are located at 78 Cherry Hill Drive, Beverly, Massachusetts, 01915.

BACKGROUND

    The growth in the worldwide telecommunications and data communications markets is being fueled by the convergence of several technological and market trends which are leading to a broad and increasing array of communications, networking, computer telephony, and computing products. Advances in computer hardware and software have accelerated the technological shift to distributed processing over communications networks. Trends toward portability and miniaturization and broader functionality have resulted in significant growth in mobile communications and portable computing and network access products.

    Analog semiconductor integrated packages and circuits and discrete components provide the interface between voltages and currents for a broad range of products in the telecommunications and data communications markets, as well as for products in a wide array of other applications such as telemetering and remote access, consumer electronics, appliances, computer peripherals, gaming equipment, automotive, aerospace, automatic test equipment, industrial controls, and instrumentation. The Company's analog semiconductor integrated packages and discrete components provide two basic functions required by virtually all electronic and electrical products: isolation and switching. Isolation separates the low current communication signal circuit from the higher power circuit, while the switching function controls the flow of current. Various types of integrated packages and components based on semiconductor technologies have been developed to meet these isolation and switching requirements. Clare designs, manufactures, and sells analog semiconductor products for voltage and current applications. These technologies and resulting products are utilized for various communications applications based on a number of factors, including performance, sensitivity, resistance, size, speed and cost.

STRATEGY

    Clare's strategy for the past 5 years has been to become the preferred supplier of unique mixed-signal interface integrated circuits to the communications industry. In addition to operating on the "network's edge" with analog front ends for analog, ADSL, cable, HomePNA, and other solutions, the Company is committed to the telecommunications voice, data and video interface markets in central office or gateway applications. The primary focus is on the communications industry where the Company has excellent name recognition and customer contacts worldwide. The Company also endeavors to supply mixed signal interface chips to other related market niches for high-profit applications that will dominate and keep the technology breadth alive. These complementary technical applications will provide counter-cyclicality, but more importantly enables the Company to pursue a number of markets simultaneously creating strong growth.

    Clare's product strategy is straightforward. First, the Company continues to develop and expand the solid state relay (SSR) business supplying SSR's to the data communications market at falling commodity prices but with a cost advantage over competition. At the same time, the Company will attempt to expand SSR offerings into profitable niches in the instrumentation, industrial controls, telecommunications and power markets. Second, the Company will continue to invest in and grow the Application Specific Integrated Circuit (ASIC) business. Third, from the ASIC business, the Company will look to develop standard products (also called ASSP's or Application Specific Standard Products) for communications/networking applications as well as clearly defined and isolated market niches that can be dominated with identical technologies. Finally, the reed switch business will focus on the high growth portable phone hook switch and portable device on/off switch.

    The Company's focus is on the continuing shift in technology. The ability to receive and transmit large amounts of information (data, voice or video) is becoming more critical than the ability to process that information. The power of individual personal computers (PCs) is now adequate for most needs so that the bottleneck is in the pipes that carry data between PCs and other devices. Pipes using a variety of technologies but all growing dramatically through the ubiquitous reach of the Internet. As the Internet has emerged in its third generation as a powerful, all-reaching fabric for communications, it has become the heart and soul of the end-to-end broadband network. Many companies are focused on these pipes. Clare is unique in that we have technology, expertise, and facilities to address the interfaces of these pipes to the real world.

    Key elements of this strategy are:

    CAPITALIZE ON SEMICONDUCTOR OPPORTUNITIES. Clare is a leader in semiconductor relay technology, offering a broad line of semiconductor products in a wide variety of package types and specifications. The Company seeks to significantly expand the application of its semiconductor technology into existing and new markets such as communications and instrumentation through the integration of more functions using fewer chips. From its 5-inch wafer fabrication facility in Beverly, Massachusetts, Clare is developing new process technologies in order to engineer high voltage analog integrated circuits. The Company anticipates that new products and additional capacity from the facility will better position it for increased product demand resulting from technology advances in the communications market. During fiscal year 2000, the Company commenced shipping several new products, including the LiteLink DAA and a solid state relay in the smallest 4 pin package available in the market today.

    FOCUS ON COMMUNICATIONS INDUSTRY. The Company has focused primarily on developing solutions for the computer telephony, data communications, and telecommunications industries because of the significant use of analog semiconductor discrete components and the increased need for analog semiconductor integrated packages and circuits. The Company's semiconductor products are an enabling technology in certain applications such as modems, computer telephony and communication interfaces. Clare's
DYAD-Registered Trademark- products are integral components in other applications such as cellular telephones and accessories. During the year, product sales to the communications industry represented a significant portion of the Company's total sales. The Company is qualifying processes and designs which can capitalize on its core competencies of optical isolation, high voltage analog semiconductor processes, experience with bonded wafer technology, and multi-chip packaging for integrated circuits.

    NEW PRODUCT DEVELOPMENT. The Company has increased and intends to continue to increase its investment in new product development and strengthen the functionality of existing products in an effort to enter new markets and gain share in existing markets. Product development also includes further integration of new and existing analog semiconductor integrated packages and components into fewer circuits. Company sponsored research and development expenses were $13.4 million (12.5% of total revenues) and $9.7 million (6.7% of total revenues), for fiscal years 2000 and 1999, respectively. During fiscal year 2000, in spite of overall workforce reductions, the Company continued to expand the engineering workforce.

    LEVERAGE CUSTOMER RELATIONSHIPS AND PURSUE NEW MARKET OPPORTUNITIES. The Company has established long-standing customer relationships because of strong worldwide brand recognition, broad product offerings, and quality customer service and attention. The Company intends to further leverage customer relationships by offering complementary and new products to the existing customer base and by pursuing new market opportunities. The Company is capitalizing on its worldwide brand recognition to expand into new geographic markets and new industries. The Company is seeking to increase local and re-export sales to Japan, China, India and Southeast Asia, where significant opportunities exist.

    ACQUISITIONS AND BUSINESS COMBINATIONS The Company's strategy includes growth in engineering resources and revenue from strategic partnerships and acquisitions. During fiscal year 2000, Clare entered into a licensing agreement with X-Com Inc. to obtain access to modulation technology important to small-office, home-office (SOHO) networking products. Similarly, the Company made a strategic equity investment during the year in EnrichNet Inc., a developer of Quality of Service (QoS) software solutions, technology also complimentary to the SOHO networking market.

CUSTOMERS

    Clare has established a broad base of approximately 1,020 customers representing a wide range of industries and applications. The communications industry represents the Company's largest customers due to the industry's pervasive use of analog semiconductor integrated packages and the need for more highly integrated circuits. Sales to customers outside the United States comprised 49%, 40%, and 40%, of the Company's net sales for the fiscal years 2000, 1999 and 1998, respectively. During fiscal year 2000, one customer accounted for 12% of the Company's sales revenue.

PRODUCT APPLICATIONS

    The Company's products are used in a wide variety of applications, including telephone network interfaces, caller identification, high current MOSFET switching, integrated package testers, high frequency communications, cellular telephones, scanners and RF equipment. Set forth below is a representative sample of applications for the Company's semiconductor and DYAD-Registered Trademark- products.

    COMMUNICATIONS

    TELEPHONE NETWORK INTERFACES. The Company develops products for and sells into interface and network applications for the communications industry. Clare was the first to introduce semiconductor products in thin, small flat-pack packages that integrate the functionality previously provided by a number of discrete components. These products are referred to as the Data Access Arrangement (DAA). The DAA is an arrangement of discrete components principally used in analog data communications, which interface with telephone networks applications. In certain DAA products such as the Cybergate 2000 and 2100, the complete DAA function is designed for both European and U.S markets. This manufacturing capability has allowed Clare to become a leading worldwide supplier of semiconductor analog integrated packages and components to the major manufacturers of communication products such as PCMCIA card modems. PCMCIA cards are thin, credit card size modems which insert into a designated slot in mobile computer equipment, allowing the portable computer to transmit data over telephone lines and function as a facsimile machine.

    CELLULAR PHONES. Cellular telephones and accessories, which are becoming commonplace, require a high degree of durability and reliability. The Company's DYAD-Registered Trademark- products, an enabling component of the flip phone, are surface-mountable switches which maintain switch orientation and provide cost-effective, reliable and automated assembly in small package sizes for wireless, modem and video switching requirements. During fiscal 2000, the Company introduced the Ultra-mini DYAD-Registered Trademark-, a device one-third the size of the DYAD-Registered Trademark- with the same functionality.

    AUTOMATED PROCESS CONTROL/INSTRUMENTATION AND METERING

    METERING AND REMOTE ACCESS. Water, gas, electricity meter reading systems as well as vending machines and gas pumps have been developed to allow the remote reading of such systems. Semiconductor relays have been incorporated into these systems and provide a high-speed interface between low level power signals and the high power output signals required to enhance metering functionality.

    CONTROL INSTRUMENTATION. Operations such as power plants require multiple processes to be monitored and controlled under a broad range of environmental conditions. A high degree of reliability is required in these applications because if the relay does not function properly, false readings and equipment damage may result. The Company's electromagnetic wetted reed relay, semiconductor and surge protection products are used to provide isolation and surge protection.

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

    SECURITY. The security industry requires low cost, high reliability relay and switch products for use in proximity sensors, infrared detectors, smoke detectors, carbon dioxide sensors and supervisory control panels. For example, the Company's electromagnetic dry reed switches provide a low cost, rugged and reliable switch for use in proximity sensors which cause the switch to be activated by use of an external magnet when a door or window is opened.

PRODUCTS

    The Company manufactures several hundred standard products and also develops and manufactures products for specific customer applications. The Company has three major product families: (1) Integrated Circuits, which include application specific integrated circuits (ASICs); customer premise equipment such as data access arrays and embedded modem modules; networking products for the SOHO marketplace; and central office equipment such as Line Card Access Switch
(LCAS),

(2) Solid State Relays, including optocouplers and integrated packages, and
(3) DYAD-Registered Trademark- products. Each product line builds on one or more of the Company's core competencies in the areas of semiconductor technology design and processing, multi-chip packaging, and materials processing.

    INTEGRATED CIRCUITS

    The Clare-Micronix business unit specializes in the design and manufacture of analog and mixed signal ASICs and ASSPs, utilizing CMOS, BiCMOS, and Bipolar semiconductor technologies. Clare-Micronix sells into a wide variety of marketplaces and is focusing on high-voltage ASICs and searching for ASSP spin offs.

    The Customer Premise Equipment business unit targets customers in a variety of markets with common data transmissions requirements. The LiteLink, Cybergate, and Embedded Modem Module products are data access arrangements for applications such as voice over Internet protocol, telemetering, and PCMCIA cards.

    The Central Office business unit concentrates on products for telephone central office switching applications. Clare's LCAS product is a solid state solution to a function traditionally performed by electromagnetic devices with a very large market opportunity.

    The Networking Products business unit is focused on the SOHO marketplace. The Company is currently sampling an inexpensive high speed solution for home phone line networking of multiple appliances and internet connectivity.

    SOLID STATE RELAYS

    The Company manufactures a wide variety of semiconductor products consisting primarily of high voltage analog components, optocouplers, and integrated packages which are sold in a broad line of over 270 configurations. The Company's semiconductor products are sold primarily to communications customers and are also utilized in a number of applications in other industries such as automated process control, data acquisition, aerospace and automotive. Semiconductor products achieve the required isolation and switching functions with no moving parts, eliminating the mechanical wear typically associated with other types of electromagnetic relays, thus improving reliability with low distortion. The Company has integrated several additional functions into one small package, thereby further reducing board size requirements and providing the user with lower component and assembly costs

    DYAD-REGISTERED TRADEMARK- PRODUCTS

    The Company manufactures several different sized DYAD-Registered Trademark-products used in applications such as cellular telephones, security and relays. The DYAD-Registered Trademark- switch consists of two flat metal blades, which are encapsulated in a glass tube and hermetically sealed in an inert atmosphere. DYAD-Registered Trademark-s have an extremely hard refractory metal applied to the contacts and are actuated by use of an external magnetic field. The DYAD-Registered Trademark- was the first commercially available switch to have surface mount capabilities, which maintain orientation between the pads and the switch. Surface mounting allows for the automated placement of the switch onto circuit boards, thus lowering manufacturing costs. The
DYAD-Registered Trademark- switch has a rugged design, which may increase product life and has lower bounce, which provides less electronic noise and is particularly important for applications with a high degree of sensitivity. These products, which can be manufactured in high volumes at low cost, can function through millions of operations and have low resistance, which causes less heat generation and power consumption. The Company has recently introduced the Ultra-mini DYAD-Registered Trademark-, a miniaturized, surface mount, high frequency product to its customers. The communications industry, with products such as cellular phones, modems and facsimile machines, represents the largest market opportunity; however, these products also widely used in automatic test equipment applications, due to their high sensitivity and low resistance, and alarm sensors for residential and commercial security applications.

    PRODUCT DEVELOPMENT

    The Company intends to build upon its history of innovation in both the semiconductor and switching and sensors markets. The Company's product development strategy is driven by two objectives: meeting customer application requirements and extending the Company's technical capabilities. The Company has focused on utilizing its relationships with key OEMs and its applications engineering capability to enhance existing products and develop new products.

SALES AND DISTRIBUTION

    Clare sells through a network of direct salespeople, contract sales representatives and distributors in North America, Europe, Japan and the Far East.

    In general, sales representatives and distributors have entered into agreements that allow for termination by either party upon 30 days' notice and return of products by distributors. These agreements generally allow representatives and distributors to market and sell products competitively with those of the Company and generally permit representatives and distributors to return a small portion of products purchased by them during the term of such agreements and to return all products (other than obsolete products) purchased by them upon termination of such agreements.

BACKLOG

    The Company's backlog reporting method includes only those purchase orders scheduled for shipment within 6 months following the order date. As of March 31, 2000, six-month order backlog was approximately $13.6 million. The comparable (including only ongoing product lines) six-month backlog from a year ago was $16.1 million. Although the Company's contract terms may vary from customer to customer, purchasers of standard products may generally cancel or reschedule orders without significant penalty. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

MANUFACTURING

    The Company's Beverly and St. Louis manufacturing and assembly facilities are ISO 9001 certified. ISO 9001 certification is an international certification for quality control systems, the receipt of which emphasizes the Company's commitment to quality control and assists the Company in becoming a qualified supplier for certain customers. During fiscal 2001, the Company will be moving DYAD-Registered Trademark- production from an undersized 14,000 square foot facility in the St. Louis area to a new nearby 44,000 square foot facility. The Company is taking every precaution to ensure delivery of product is not interrupted; however, there can be no guarantees.

    The manufacturing of semiconductor products involves two general phases of production: the wafer fabrication (chip manufacturing) process, and the assembly (chip packaging) process. The Company's new Massachusetts wafer fabrication facilities design, manufacture and test chips. All fabricated chips for discretes are shipped for assembly to a subcontractor in the Philippines. Certain assembled relays are returned to Massachusetts for testing, packaging, and shipment to the customer. Wafer fabrication and assembly operations for ASIC products are sub-contracted; however, probe testing of wafers and final product testing are performed at the Company's Aliso Viejo, California facility.

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

    Many of the Company's competitors have substantially greater financial, marketing, technical, manufacturing and distribution resources. While the Company believes that it's broad product offerings, worldwide sales coverage, customer service and brand recognition enable the Company to compete effectively, there can be no assurance that the Company will be able to continue to do so.

EMPLOYMENT

    As of March 31, 2000, the Company had approximately 500 employees. The Company believes that relations with employees are generally good, and none are unionized.

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

    The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Each employee of the Company is required to sign an agreement regarding ownership of proprietary rights and trade secrets. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The process of seeking patent protection can be long and expensive, and there can be no assurance that existing patents or any new patents that may be issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents on certain of the Company's products and technologies. Although the Company has not been a party to any material intellectual property litigation, in the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

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

    An environmental site investigation commissioned in 1992, by the Company on its West Pratt Avenue facility in Chicago, Illinois ("Site"), reported evidence of contamination at the Facility. The Company voluntarily reported the discovery to the Illinois Environmental Protection Agency ("IEPA"), and has since been involved in discussions with IEPA and the U.S. Environmental Protection Agency regarding the implications of the investigation and the need for further investigation and remedial work. The Company and General Instrument have agreed to share the costs of implementing the proposed cleanup plan at both the Site and the adjacent properties. Pursuant to that agreement, General Instrument will pay for 75% of the costs of the soil remediation and related environmental cleanup costs, and the Company will bear 25% of such costs and the complete cost of removing asbestos from the building structure and building demolition. The agreement is subject to a reservation of both parties' rights to reallocate these costs or litigate concerning final liability at the Site. If a final accounting acceptable to Clare cannot be attained, Clare may commence litigation against General Instrument to recover its fair share of such costs.

    During fiscal 1998 and fiscal 1999, the Company completed remediation of the Site to industrial/ commercial standards and obtained a no-further-remediation letter from the IEPA.

    Further testing has confirmed that some of the contamination has migrated onto two adjacent properties. The Company is working with those parties and their environmental consultants to establish the procedures and costs for remediating these properties. The Company has completed the remediation agreed to by the parties on one of the adjacent sites and expects that such site will receive a no-further-remediation letter with respect to the work done by the Company.

    The Company and General Instrument are continuing to address contamination that has been found on the two adjacent sites. Management continues to analyze the estimated environmental remediation liability and has recorded additional amounts when known events have required revised estimates. However, given the current stage of the remediation process and the magnitude of contamination found at the Site and adjacent sites, the ultimate disposition of this environmental matter could have a significant negative impact on the Company's consolidated financial results for a future reporting period.

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

    COMPLETION OF THE NEW WAFER FABRICATION FACILITY. The Company recently completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts, to address capacity constraints and operating efficiencies in the production of its semiconductor products. The new facility must be effectively and fully utilized in order for the Company's projected efficiencies to be fully realized. The continuing lack of effective utilization could have a material, adverse effect on the Company's future operating results.

    RELIANCE ON KEY SUPPLIERS. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's needs effectively and on a timely basis. Any such disruption could have a material, adverse impact on future results.

    NEW SYSTEMS. The Company is in the process of completing the implementation of an Oracle Enterprise Resource Planning system for all applications and locations along with Lotus NOTES Rev. 5 secure communications system and, as a result, may experience disruptions, which may have material, adverse impact on the Company's results of operations.

    The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. The Company has changed the scope and geographic area of its operations. This expansion has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. These operating systems are in the process of being updated and centralized, while the existing operating systems are phased out. The Company's future success will depend in large part on its ability to manage these changes and effectively manage its remote offices and facilities.

    DIVESTITURE. On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG"), a wholly owned subsidiary of the Company, to Sumida Electric Co., Ltd. ("Sumida"), for $37,426 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

ITEM 2.  PROPERTIES

    Clare, headquartered in Beverly, Massachusetts, operates the following manufacturing facilities worldwide:

LOCATION                            SQUARE FOOTAGE   INTEREST         PRODUCTS MANUFACTURED
--------                            --------------   --------         ---------------------
Beverly, Massachusetts............      83,000       Leased     Corporate Headquarters
                                                                Semiconductor Products
St. Louis, Missouri (1)...........      20,000       Leased     Dry Reed Products and Surge
                                                                Arresters
Aliso Viejo, California...........      27,000       Leased     ASIC design and manufacture

------------------------

(1) Multiple locations.

    The Company also leases additional sales offices in Belgium and Taiwan. The Company believes its office facilities are adequate for its current needs.

    The Company also has a site located in Chicago, Illinois, which is not in use. See "BUSINESS--Environmental".

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

PERIOD OR QUARTER ENDED                                         HIGH         LOW
-----------------------                                       --------     --------
April 1, 1998--June 30, 1998................................    $14 1/2      $ 8 5/8
July 1, 1998--September 30, 1998............................      9 1/2        5 3/16
October 1, 1998--December 31, 1998..........................      7 3/4        3 7/8
January 1, 1999--March 31, 1999.............................      7 3/4        3 5/8
April 1, 1999--June 30, 1999................................      5 15/16      3 5/8
July 1, 1999--September 30, 1999............................      7 1/2        5 3/16
October 1, 1999--December 31, 1999..........................     12 5/8        4 11/16
January 1, 2000--March 31, 2000.............................     11 1/2        8 3/16

    On May 26, 2000, the last reported sale price of the Common Stock on the Nasdaq was $6.6875 per share. On May 26, 2000, there were 149 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    None.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its subsidiaries as of and for each of the years in the five-year period ended March 31, 2000. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

                                              1996       1997       1998       1999       2000
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.................................  $127,928   $128,161   $156,271   $143,913   $107,494
Cost of sales.............................    86,464     85,603    107,427    102,876     84,240
                                            --------   --------   --------   --------   --------
  Gross profit............................    41,464     42,558     48,844     41,037     23,254
                                            --------   --------   --------   --------   --------
Operating expenses:
  Selling, general and administrative.....    23,857     28,330     28,157     28,191     23,526
  Research and development (R&D)..........     4,447      6,543      8,869      9,678     13,399
  In-process R&D write-off (1)............        --         --         --      5,000         --
  Gain on sale of Clare EMG (2)...........        --         --         --         --    (11,515)
  Restructuring costs (3).................        --     14,250         --      3,700       (875)
                                            --------   --------   --------   --------   --------
Operating income (loss)...................    13,160     (6,565)    11,818     (5,532)    (1,281)
Interest income...........................     1,052      1,578      1,454        571        960
Interest expense..........................    (1,300)      (452)      (215)      (232)      (155)
Other (expense) income, net...............       (20)        (8)       135       (390)       551
                                            --------   --------   --------   --------   --------
Income (loss) before provision for income
  taxes...................................    12,892     (5,447)    13,192     (5,583)        75
  Provision (benefit) for income taxes....     5,158      1,464      4,880         --     (1,688)
                                            --------   --------   --------   --------   --------
Net income (loss).........................  $  7,734   $ (6,911)  $  8,312   $ (5,583)  $  1,763
                                            ========   ========   ========   ========   ========
Basic and diluted earnings (loss) per
  share
  Basic earnings (loss) per share.........  $   1.22   $  (0.77)  $   0.90   $  (0.59)  $   0.19
  Diluted earnings (loss) per share.......  $   0.95   $  (0.77)  $   0.83   $  (0.59)  $   0.18
Weighted average number of common shares
  outstanding:
Basic.....................................     6,316      8,992      9,280      9,398      9,519
Diluted...................................     8,176      8,992      9,967      9,398      9,723

CONSOLIDATED BALANCE SHEET DATA:
Total assets..............................  $115,208   $111,170   $114,186   $109,215   $100,660
Long-term debt and capital lese
  obligations, net of current portion.....     4,034        550         --        282        146

------------------------

(1) See Note 9 of the Notes to Consolidated Financial Statements for information on the in-process R&D write-off in fiscal 1999.

(2) On August 20, 1999, the Company sold the EMG business. See Note 11 for unaudited pro forma financial data.

(3) See Note 10 of the Notes to Consolidated Financial Statements for more information on restructuring costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Clare is a leading provider of high voltage analog and mixed-signal semiconductor integrated packages and discrete components, DYAD-Registered Trademark- switches, surge protection devices, transformers, and specialized electronic components to the world's foremost manufacturers of electronic communications equipment.

    On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG"), a wholly owned subsidiary of the Company, to Sumida Electric Co., Ltd. ("Sumida") for $37,426 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

RESULTS OF OPERATIONS

    The following table sets forth the relative percentages that certain income and expense items bear to net sales for the periods indicated:

                                                                    FISCAL YEAR ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    68.7       71.5       78.4
                                                               -----      -----      -----
  Gross profit..............................................    31.3       28.5       21.6
Operating expenses:
  Selling, general and administrative.......................    18.0       19.6       21.9
  Research and development..................................     5.7        6.7       12.5
  In-process research and development.......................      --        3.5         --
  Gain on sale of Clare EMG.................................      --         --      (10.7)
  Restructuring costs.......................................      --        2.5       (0.8)
                                                               -----      -----      -----
Operating income (loss).....................................     7.6       (3.8)      (1.3)
Interest income.............................................     0.9        0.4        0.9
Interest expense............................................    (0.1)      (0.2)      (0.1)
Other (expense) income, net.................................      --       (0.3)       0.5
                                                               -----      -----      -----
Income (loss) before provision for income taxes.............     8.4       (3.9)        --
Provision (benefit) for income taxes........................     3.1         --       (1.6)
                                                               -----      -----      -----
  Net income (loss).........................................     5.3%      (3.9)%      1.6%
                                                               =====      =====      =====

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

    NET SALES. In fiscal 2000, net sales totaled $107.5 million compared with $143.9 million in fiscal 1999, a decrease of 25%. This decrease was attributable largely to the sale of the electromagnetics business in August 1999, which resulted in four months of revenues for that business in fiscal 2000 versus a full year in fiscal 1999. Sales of semiconductor products declined by $10.9 million in fiscal 2000, or 16%, primarily as a result of lower prices for solid state relays. Higher sales of application specific integrated circuits (ASICs) at Clare-Micronix partially offset the solid state relay price declines by $2.9 million. Demand for the Company's DYAD-Registered Trademark- switches by cellular telephone manufacturers was significantly higher in fiscal 2000 as the volume of units shipped increased by $5.7 million or nearly 50%.

    Net sales by segment were as follows:

                                                             FISCAL YEAR ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                               (IN MILLIONS)
Semiconductor products....................................   $69.4      $58.5
Electromagnetic and other products........................    74.5       49.0

    Net sales to customers located outside the United States (primarily Europe and Asia) decreased to $52.7 million (49% of total revenue) in fiscal 2000 from $57.9 million (40% of total revenue) in fiscal 1999, with decreased demand in all regions except Japan. The Company expects that foreign sales in the current year will continue to account for a substantial portion of product sales, but continued economic and currency related uncertainties in a number of foreign countries could reduce the Company's sales to these markets. The Company will continue to focus on new markets and expansion of certain existing international markets.

    GROSS PROFIT. The Company's gross profit as a percentage of net sales decreased to 21.6% in fiscal 2000 from 28.5% in fiscal 1999. The decrease in gross profit was due to competitive pricing pressures, under-utilization of semiconductor wafer fabrication capacity, and yield issues on DYAD-Registered Trademark- products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (SG&A). SG&A expenses of $23.5 million in fiscal 2000 were down $4.7 million, or 17% from fiscal 1999. Lower costs were largely the result of the sale of EMG and related employment reductions. SG&A expenses as a percentage of revenues increased from 19.6% to 21.9%. This was due to a greater decline in revenues from fiscal 1999 to fiscal 2000, than decline in SG&A expenses.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased in fiscal 2000 to $13.4 million from $9.7 million in fiscal 1999. Higher spending was principally attributable to increased license fees for technology utilized in the home phone network product and higher process development expense associated with the Beverly fab facility, and higher amortization of acquired technology related to Clare-Micronix. The Company expects to maintain its current rate of research and development spending as current R&D programs are continued, particularly for new integrated circuits and fabrication process development.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In fiscal 1999, the Company acquired Micronix Integrated Systems, Inc., a designer and manufacturer of analog and mixed-signal application specific integrated circuits. Of the acquisition cost, $5.0 million represented the appraised value of projects that did not have future alternative uses and was charged to operations as in-process research and development.

    RESTRUCTURING COSTS. In fiscal 1999, the Company recorded a restructuring charge of $3.7 million, or $0.25 per share after income taxes, as a result of a worldwide reduction in personnel and the closing of the wafer fabrication facility in Wakefield, Massachussetts. A portion of this charge was restored to operations in fiscal 2000 due to a change in estimated severance costs. See Note 10 of Notes to Consolidated Financial Statements.

    DIVESTITURE. On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG") a wholly owned subsidiary of the Company to Sumida Electric Co., Ltd. ("Sumida"), for $37,426 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

    INTEREST INCOME. Interest income increased in fiscal 2000 to $1.0 million from $0.6 million in fiscal 1999 on higher average cash balances, primarily as the result of proceeds from the sale of the EMG business. Interest income was derived from investments in both commercial paper and tax exempt variable rate municipal bonds.

    INTEREST EXPENSE. Interest expense of $0.2 million in fiscal 2000 was flat compared with fiscal 1999.

    OTHER INCOME (EXPENSE), NET. Other income totaled $0.6 million in fiscal 2000. Other expense totaled $0.4 million in fiscal 1999. These were comprised principally of net foreign currency exchange transaction gains and losses.

    INCOME TAXES. The Company recorded an income tax benefit of $1.7 million in fiscal 2000. The benefit relates to current period net operating losses that the Company carried back to prior years, resulting in refunds of taxes previously paid. The Company recorded no provision for income taxes in 1999 due to a net operating loss position partially offset by non-deductible in-process research and development and goodwill amortization associated with the acquisition of Clare-Micronix. The Company's effective income tax rate in 1999 was less than the combined federal, state and foreign tax rates due primarily to utilization of state tax credits and investment income derived from tax exempt securities. See Note 14 of Notes to Consolidated Financial Statements.

    At March 31, 1999, the Company had net operating loss carryforwards in the United States and Taiwan of approximately $9.1 million. The Company also had capital loss carryforwards of approximately $25.0 million in the United States. The Company's ability to use its United States net operating loss carryforwards against taxable income is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the change in ownership of the Company in 1989. The Company's ability to use its capital loss carryforwards is subject to its ability to generate future capital gains to offset these losses. Accordingly, the Company has not benefitted from all of its net operating and capital loss carryforwards. See Note 14 of Notes to Consolidated Financial Statements.

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

    Net sales by segment were as follows:

                                                             FISCAL YEAR ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
                                                               (IN MILLIONS)
Semiconductor products....................................   $69.7      $69.4
Electromagnetic and other products........................    86.6       74.5

    Net sales to customers located outside the United States (primarily Europe and Asia) decreased 8% in fiscal 1999 to $57.9 million from $62.9 million in fiscal 1998, with decreased demand in all regions except Japan.

    GROSS PROFIT. The Company's gross profit as a percentage of net sales decreased to 28.5% in fiscal 1999 from 31.3% in fiscal 1998. The decrease in gross profit was primarily due to competitive pricing pressures and under-utilization of semiconductor wafer fabrication and sensor assembly facilities. Semiconductor products gross profit was essentially flat from year to year. The Company's electromagnetic products gross profit decreased $8,959 or 37.2% based on lower demands for both dry reed and wetted reed relays.

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

    RESTRUCTURING COSTS. In fiscal 1999, the Company recorded a restructuring charge of $3.7 million, or $0.25 per share after income taxes, as a result of a worldwide reduction in personnel and the closing of the wafer fabrication facility in Wakefield, Massachussetts. See Note 10 of Notes to Consolidated Financial Statements.

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

    OTHER INCOME (EXPENSE), NET. Other expense in fiscal 1999 was primarily comprised of net foreign currency exchange transaction losses offset by other expenses. In fiscal 1998, other expense was primarily comprised of net foreign currency exchange transaction gains.

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

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 2000, as well as fiscal 1999, the Company funded its operations from cash flows generated from operations, and from the use of cash, cash equivalents and investments.

    During the year ended March 31, 2000, the Company's cash, cash equivalents and investments increased by $29.5 million, primarily as the result of the sale of the electromagnetics business. Capital expenditures totaled $5.1 million during the year and the Company acquired additional capital equipment valued at $4.5 million through operating leases. Cash provided by operations totaled $0.9 million while net cash flows from investing activities provided $28.2 million consisting of $33.3 million of proceeds from the divestiture of Clare EMG offset by capital expenditures. Cash flows from financing activities provided $0.3 million primarily resulting from proceeds from the issuance of common stock and exercise of options.

    The Company maintains a $15.0 million unsecured committed revolving credit facility. Interest on loans is based on either the bank's base rate or the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.50% to 1.50%, based on Company performance. The Company has had no borrowings under this credit facility during fiscal 2000.

    The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies and entering into forward contract hedges as needed. There can be no assurance that this policy will eliminate all currency exposure. During the year ended March 31, 1999, the Company entered into several forward contracts to cover its exposure under trade transactions. During the year ended March 31, 2000, no such contracts were entered into.

    The Company believes that cash generated from operations, cash, cash equivalents and investments and amounts available under its credit agreement and through operating leases will be sufficient to satisfy its working capital needs and planned capital expenditures for the foreseeable future. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or if so required that adequate capital will be available on terms acceptable to the Company.

EFFECT OF INFLATION

    The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivatives fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows derivative gains or losses to offset related results on the hedged item in the income statement, and require that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect that such adoption will have an impact on the Company's results of operations, financial position or cash flows.

    In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25 (Interpretation 44)". Interpretation No. 44 clarifies the application of APB No. 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The Company does not expect that the adoption of Interpretation 44 will materially affect its consolidated results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition", in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than June 30, 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 would not have a material impact on future operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's primary interest rate risk would be related to borrowings under its revolving credit agreement. The interest rate on those borrowings fluctuates with changes in short-term borrowing rates. There were no borrowings from the credit facility during the year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

                                                              FORM 10-K
                                                              PAGE NO.
                                                              --------
Report of Independent Public Accountants....................     20
Consolidated Balance Sheets-March 31, 1999 and 2000.........     21
Consolidated Statements of Operations for the years ended
  March 31, 1998, 1999 and 2000.............................     22
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1998, 1999 and 2000.................     23
Consolidated Statements of Cash Flows for the years ended
  March 31, 1998, 1999 and 2000.............................     24
Notes to Consolidated Financial Statements..................     26
Report of Independent Public Accountants on Schedule II.....     51
Schedule II-Valuation and Qualifying Accounts...............     52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.P. Clare Corporation:

    We have audited the accompanying consolidated balance sheets of C.P. Clare Corporation (a Massachusetts corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.P. Clare Corporation and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 26, 2000 (Except with respect to
the matter in Note 7 as to which
the date is June 20, 2000)

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                           ASSETS
Current assets:
    Cash, cash equivalents and investments..................  $  7,796   $ 37,267
    Accounts receivable, less allowance of $1,365 and
      $1,287, respectively..................................    18,672     11,068
    Inventories.............................................    23,842     11,406
    Other current assets....................................     2,932      1,636
    Deferred income taxes...................................     4,036      2,733
                                                              --------   --------
  Total current assets......................................    57,278     64,110
Property, plant and equipment, net..........................    40,275     26,294
Intangible assets, net of accumulated amortization of $1,526
  and $3,410 respectively...................................    11,244      9,354
Deferred income taxes.......................................        --        451
Other assets................................................       418        451
                                                              --------   --------
                                                              $109,215   $100,660
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease
      obligations...........................................  $    248   $    139
    Accounts payable........................................    11,805      5,151
    Accrued liabilities.....................................    10,175      5,896
                                                              --------   --------
  Total current liabilities.................................    22,228     11,186
Long-term capital lease obligations, net of current
  portion...................................................       282        146
Deferred income taxes.......................................       510         --
                                                              --------   --------
  Total liabilities.........................................    23,020     11,332
                                                              --------   --------
Commitments and contingencies (Note 8)
Stockholders' equity:
    Preferred stock, $.01 par value, Authorized: 2,500,000
      shares. Issued and outstanding: None..................        --         --
    Common stock, $.01 par value, Authorized: 40,000,000
      shares.
    Issued and outstanding: 9,454,339 shares and 9,591,266
      shares, respectively..................................        95         96
    Additional paid-in capital..............................    96,228     96,895
    Deferred compensation...................................       (62)        --
    Accumulated deficit.....................................    (8,973)    (7,210)
    Accumulated other comprehensive loss....................    (1,093)      (453)
                                                              --------   --------
  Total stockholders' equity................................    86,195     89,328
                                                              --------   --------
                                                              $109,215   $100,660
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    YEARS ENDED MARCH 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Net sales...................................................  $ 156,271   $ 143,913   $ 107,494
Cost of sales...............................................    107,427     102,876      84,240
                                                              ---------   ---------   ---------
  Gross profit..............................................     48,844      41,037      23,254
Operating expenses:
  Selling, general and administrative.......................     28,157      28,191      23,526
  Research and development..................................      8,869       9,678      13,399
  In-process research and development.......................         --       5,000          --
  Gain on sale of Clare EMG (Note 11).......................         --          --     (11,515)
  Restructuring costs.......................................         --       3,700        (875)
                                                              ---------   ---------   ---------
Operating income (loss).....................................     11,818      (5,532)     (1,281)
Interest income.............................................      1,454         571         960
Interest expense............................................       (215)       (232)       (155)
Other income (expense), net.................................        135        (390)        551
                                                              ---------   ---------   ---------
Income (loss) before provision for income taxes.............     13,192      (5,583)         75
Provision (benefit) for income taxes........................      4,880          --      (1,688)
                                                              ---------   ---------   ---------
  Net income (loss).........................................  $   8,312   $  (5,583)  $   1,763
                                                              =========   =========   =========
Basic earnings (loss) per share.............................  $    0.90   $   (0.59)  $    0.19
Diluted earnings (loss) per share...........................  $    0.83   $   (0.59)  $    0.18

Weighted average number of common shares outstanding:
Basic.......................................................  9,280,424   9,398,144   9,518,984
Diluted.....................................................  9,967,366   9,398,144   9,723,477

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE THREE YEARS ENDED MARCH 31, 2000

                             (DOLLARS IN THOUSANDS)

                                      COMMON STOCK
                                  --------------------                                              ACCUMULATED
                                   NUMBER       $.01     ADDITIONAL                                    OTHER           TOTAL
                                     OF         PAR       PAID-IN       DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                   SHARES      VALUE      CAPITAL     COMPENSATION     DEFICIT         LOSS           EQUITY
                                  ---------   --------   ----------   ------------   -----------   -------------   -------------
Balance, March 31, 1997.........  9,176,657     $92        $94,115       $(409)       $(11,702)       $  (830)        $81,266
Exercise of stock options.......    132,599       2            904          --              --             --             906
Common stock issued for services
  rendered......................      2,000      --             50          --              --             --              50
Issuance of common stock under
  the Employee Stock Purchase
  Plan..........................     30,837      --            290          --              --             --             290
Exercise of warrants............     14,359      --             27          --              --             --              27
Tax benefit of disqualifying
  disposition of incentive stock
  options.......................         --      --            267          --              --             --             267
Net income......................         --      --             --          --           8,312             --           8,312
Translation adjustment..........         --      --             --          --              --           (216)           (216)
Amortization of deferred
  compensation..................         --      --             --         255              --             --             255
Comprehensive net income........
                                  ---------     ---        -------       -----        --------        -------         -------
Balance, March 31, 1998.........  9,356,452      94         95,653        (154)         (3,390)        (1,046)         91,157
Exercise of stock options.......     27,250                    129          --              --             --             129
Common stock issued for services
  rendered......................     28,214      --            207          --              --             --             207
Issuance of common stock under
  the Employee Stock Purchase
  Plan..........................     41,123       1            226          --              --             --             227
Exercise of warrants............      1,300      --              2          --              --             --               2
Tax benefit of disqualifying
  disposition of incentive stock
  options.......................         --      --             11          --              --             --              11
Net loss........................         --      --             --          --          (5,583)            --          (5,583)
Translation adjustment..........         --      --             --          --              --            (47)            (47)
Amortization of deferred
  compensation..................         --      --             --          92              --             --              92
Comprehensive net loss..........
                                  ---------     ---        -------       -----        --------        -------         -------
Balance, March 31, 1999.........  9,454,339      95         96,228         (62)         (8,973)        (1,093)         86,195
Exercise of stock options.......     41,060                    192          --              --             --             192
Common stock issued for services
  rendered......................      9,960      --             55          --              --             --              55
Issuance of common stock under
  the Employee Stock Purchase
  Plan..........................     85,907       1            420          --              --             --             421
Net income......................         --      --             --          --           1,763             --           1,763
Translation adjustment..........         --      --             --          --              --            640             640
Amortization of deferred
  compensation..................         --      --             --          62              --             --              62
Comprehensive net income........
                                  ---------     ---        -------       -----        --------        -------         -------
Balance, March 31, 2000.........  9,591,266     $96        $96,895       $  --        $ (7,210)       $  (453)        $89,328
                                  =========     ===        =======       =====        ========        =======         =======


                                  COMPREHENSIVE
                                     INCOME
                                      LOSS
                                  -------------
Balance, March 31, 1997.........
Exercise of stock options.......
Common stock issued for services
  rendered......................
Issuance of common stock under
  the Employee Stock Purchase
  Plan..........................
Exercise of warrants............
Tax benefit of disqualifying
  disposition of incentive stock
  options.......................
Net income......................     $ 8,312
Translation adjustment..........        (216)
Amortization of deferred
  compensation..................
                                     -------
Comprehensive net income........     $ 8,096
                                     =======
Balance, March 31, 1998.........
Exercise of stock options.......
Common stock issued for services
  rendered......................
Issuance of common stock under
  the Employee Stock Purchase
  Plan..........................
Exercise of warrants............
Tax benefit of disqualifying
  disposition of incentive stock
  options.......................
Net loss........................     $(5,583)
Translation adjustment..........         (47)
Amortization of deferred
  compensation..................
                                     -------
Comprehensive net loss..........     $(5,630)
                                     =======
Balance, March 31, 1999.........
Exercise of stock options.......
Common stock issued for services
  rendered......................
Issuance of common stock under
  the Employee Stock Purchase
  Plan..........................
Net income......................     $ 1,763
Translation adjustment..........         640
Amortization of deferred
  compensation..................
                                     -------
Comprehensive net income........     $ 2,403
                                     =======
Balance, March 31, 2000.........

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  8,312   $ (5,583)  $  1,763
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     5,341      9,488      9,120
  Non-cash portion of restructuring charge..................        --      1,015         --
  Write-off of acquired in-process R&D......................        --      5,000         --
  Gain on disposal of business activities...................        --         --    (11,515)
  Provision (benefit) for deferred income taxes.............       356       (915)        --
  Compensation expense associated with stock options........       255         92         62
  Common stock issued for services rendered.................        50        207         55
  Provision for environmental costs.........................       925         --         --
  Write-down of property, plant and equipment...............        --        400         --
    Changes in assets and liabilities, net of effect from
      acquisition in 1999 and disposition in 2000:
  Accounts receivable.......................................    (4,239)     1,829      8,304
  Inventories...............................................    (2,083)    (1,702)     2,610
  Other current assets......................................     1,373       (835)     1,278
  Accounts payable..........................................        10       (661)    (6,781)
  Accrued expenses and income taxes payable.................    (7,505)       440     (4,040)
                                                              --------   --------   --------
  Net cash provided by operating activities.................     2,795      8,775        856
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment...................   (15,262)   (10,837)    (5,070)
Purchase of Micronix, net of cash acquired..................        --    (16,012)        --
Net proceeds from disposal of business activities...........        --         --     33,256
                                                              --------   --------   --------
  Net cash (used in) provided by investing activities.......   (15,262)   (26,849)    28,186
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................       290        227        421
Proceeds from exercise of options and warrants..............       933        131        192
Payments of principal on long-term debt.....................      (371)      (666)        --
Payments on capital lease obligations.......................        --       (154)      (269)
Tax benefit of disqualifying disposition of incentive stock
  options...................................................       267         11         --
                                                              --------   --------   --------
  Net cash provided by (used in) financing activities.......     1,119       (451)       344
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND
  INVESTMENTS...............................................       282        (43)        85
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND
  INVESTMENTS...............................................   (11,066)   (18,568)    29,471
Cash, cash equivalents and investments, beginning of year...    37,430     26,364      7,796
                                                              --------   --------   --------
Cash, cash equivalents and investments, end of year.........  $ 26,364   $  7,796   $ 37,267
                                                              ========   ========   ========

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLARS IN THOUSANDS) (CONTINUED)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest....................................................  $    143   $     98   $    194
Income taxes paid, net of refunds...........................  $  5,283   $  2,479   $ (2,895)

Acquisition of Micronix:
During fiscal 1999, the Company acquired Micronix Integrated
  Systems, Inc. as described in Note 9. This acquisition is
  summarized as follows:
Fair value of assets acquired, excluding cash...............  $     --   $ 20,825   $     --
Payments in connection with the acquisition, net of cash
  acquired..................................................        --    (16,012)        --
Liabilities assumed.........................................  $     --   $  4,813   $     --

Sale of business:
Carrying amount of net assets sold..........................  $     --   $     --   $(21,741)
Cash received...............................................        --         --     37,426
Expenses....................................................        --         --     (4,170)
Gain on sale after expenses.................................  $     --   $     --   $ 11,515

  The accompanying notes are an integral part of these consolidated financial statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.  SUMMARY OF OPERATIONS

    C.P. Clare Corporation (the "Company") is a leading provider of high-voltage mixed-signal and analog semiconductor integrated packages and discrete components, surge-protection devices, transformers and specialized electronic components to the world's foremost manufacturers of electronic communications equipment.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the application of the following significant accounting policies:

(A) FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31st each year. Fiscal years 1998, 1999 and 2000 were each 52 weeks. For convenience, the Company's fiscal year-end has been presented as March 31.

(B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. The Company carries its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Investments at March 31, 1999 and 2000 principally consist of overnight demand notes and short-term tax-exempt commercial paper and tax-exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax-exempt variable rate municipal bonds to purchase these investments upon seven day's notice. The Company has deemed these investments to be available-for-sale at both March 31, 1999 and 2000 and they are carried at cost, which approximates market value.

(D) REVENUE RECOGNITION

    Revenues from product sales are recognized when the products are shipped. Certain shipments to distributors are subject to limited right-of-return provisions. Pursuant to SFAS No. 48, REVENUE RECOGNITION WHEN RIGHT OF RETURN EXISTS, distributor returns are accrued at the time of product shipment and are based on management estimates and known return authorizations. The Company recognizes revenue on their Micronix funded research and development projects at successful completion of each project phase.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(E) EARNINGS (LOSS) PER COMMON AND COMMON SHARE EQUIVALENT

    Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of stock options and warrants that could share in the earnings of the Company.

    The reconciliation of amounts used in the computation of basic and diluted earnings (loss) per share consist of the following at March 31, 1998, 1999 and 2000:

                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Basic weighted average shares outstanding...................  9,280,424   9,398,144   9,518,984
Weighted average common equivalent shares...................    686,942          --     204,493
                                                              ---------   ---------   ---------
Diluted weighted average shares outstanding.................  9,967,366   9,398,144   9,723,477
                                                              =========   =========   =========

    Securities that were not included in computing diluted earnings per share because their effect would be antidilutive consist of the following at March 31, 1998, 1999 and 2000:

                                                                1998       1999        2000
                                                              --------   ---------   ---------
Options and warrants to purchase common stock...............  434,750    2,468,511   1,594,521

(F) FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Revenues and expenses are translated using exchange rates in effect during each period. Because the Company's subsidiaries in Mexico (through the date of disposition--see Note 11) and Taiwan are considered extensions of domestic operations, the translation (losses) gains of ($139), ($10) and $21 recognized in fiscal years 1998, 1999 and 2000, respectively, have been included in the accompanying consolidated statements of operations and, accordingly, are classified as other income (expense) (see Note 15). The cumulative translation adjustment component of stockholders' equity relates primarily to the Company's European operations.

(G) RESEARCH AND DEVELOPMENT EXPENSE

    Expenditures for research and development of products and manufacturing processes are expensed as incurred.

(H) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of any significant derivative or other financial instruments. Prior to fiscal 2000, the Company had hedged its net intercompany trade balance (Belgian francs), which related to trade sales to third-party customers in the ordinary course of business. Since the start of a common European currency (euro) the Company has ceased all hedging activity. At March 31, 1999, the Company had one outstanding Belgian franc ("BF") forward contract amounting to 23,000 BF or $625

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) with a gross deferred loss of $4 from the rollover of such contracts to the planned settlement date. At March 31, 2000, the Company had no forward currency contracts.

    SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at March 31, 1999 and 2000. Fair values have been determined through information obtained from market sources and management estimates.

(I) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. During fiscal years 1998, 1999 and 2000, one customer accounted for 14%, 13% and 12%, respectively, of the Company's net sales. One customer accounted for 17% of the Company's accounts receivable as of March 31, 1999. No customer accounted for greater than 10% of accounts receivable as of March 31, 2000.

(J) STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note 12).

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

(L) NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivatives fair

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows derivative gains or losses to offset related results on the hedged item in the income statement, and require that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect that such adoption will have an impact on the Company's results of operations, financial position or cash flows.

    In March 2000, the FASB issued FASB interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 (INTERPRETATION NO. 44). Interpretation No. 44 clarifies the application of APB Opinion No. 25 in certain situations, as defined. Interpretation No. 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The Company does not expect that the adoption of Interpretation No. 44 will materially affect its consolidated results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with APB Opinion No. 20, ACCOUNTING CHANGES, no later than June 30, 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

(M) COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME (LOSS), requires disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists entirely of the net loss plus the Company's translation adjustment accounts and is disclosed in the accompanying statements of stockholders' equity.

NOTE 3.  INVENTORIES

    Inventories include materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 1999 and 2000:

                                                              1999       2000
                                                            --------   --------
Raw materials.............................................  $10,259    $ 3,200
Work in process...........................................    8,227      5,858
Finished goods............................................    5,356      2,348
                                                            -------    -------
                                                            $23,842    $11,406
                                                            =======    =======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and consist of the following at March 31, 1999 and 2000:

                                                                                      ESTIMATED
DESCRIPTION                                                     1999       2000      USEFUL LIFE
-----------                                                   --------   --------   -------------
Machinery and equipment.....................................  $50,698    $31,837     3 to 7 years
Furniture and fixtures......................................    2,820      1,935    5 to 10 years
Leasehold improvements......................................   13,951     11,073    Life of lease
Projects in process.........................................    4,978      1,878
Property held for sale (Note 8).............................    1,348      1,348
                                                              -------    -------
                                                               73,795     48,071
Less: Accumulated depreciation and amortization.............   33,520     21,777
                                                              -------    -------
                                                              $40,275    $26,294
                                                              =======    =======

    The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of property, plant and equipment over their estimated useful lives, as noted above.

NOTE 5.  INTANGIBLE ASSETS

    The Company assesses the realizability of its intangible and other long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    Intangible assets consist of goodwill and existing technology relating to the acquisition of Micronix in 1998. Goodwill and existing technology are amortized on a straight-line basis over periods ranging from four to eight years.

    Intangible assets consist of the following at March 31, 1999 and 2000:

                                                              1999       2000
                                                            --------   --------
Existing Technology--Micronix Acquisition.................  $ 2,456    $ 2,456
Goodwill--Micronix Acquisition............................   10,308     10,308
Less: Accumulated Amortization............................   (1,520)    (3,410)
                                                            -------    -------
                                                            $11,244    $ 9,354
                                                            =======    =======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6.  ACCRUED EXPENSES

    Accrued expenses consist of the following at March 31, 1999 and 2000:

                                                               1999       2000
                                                             --------   --------
Payroll and benefits.......................................  $ 3,881     $2,679
Restructuring (Note 10)....................................    2,152        149
Environmental remediation (Note 8).........................      922        854
Other......................................................    3,220      2,214
                                                             -------     ------
                                                             $10,175     $5,896
                                                             =======     ======

NOTE 7.  BORROWINGS AND CREDIT FACILITIES

(A) CREDIT FACILITY

    The Company has a $15.0 million unsecured committed revolving credit facility (the "Credit Facility"). Interest on 30 day loans is based on either LIBOR plus a spread ranging from 0.50% to 1.50%, based on Company performance (7.13% at March 31, 2000); or the higher of the latest Federal Funds rate plus 0.50% or the bank's reference rate (9.50% at March 31, 2000).

    The Credit Facility contains certain financial covenants that require the Company to maintain minimum tangible net worth and working capital, maintain an interest coverage ratio, maintain a ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and limit the payment of cash dividends. The Credit Facility also contains certain non-financial covenants. The Credit Facility expires on June 30, 2001. The Company was not in compliance with all covenants as of March 31, 2000. On June 20, 2000, the Company received a waiver for noncompliance with certain covenants as of March 31, 2000. There have been no borrowings since the inception of the Credit Facility in March 1999.

(B) CAPITAL LEASES

    The Company leases certain equipment under capital leases. Future minimum lease payments under these leases as of March 31, 2000 are as follows:

MARCH 31,                                                      AMOUNT
---------                                                     --------
2001........................................................    $174
2002........................................................     113
2003........................................................      46
2004........................................................       1
                                                                ----
Total Minimum lease payments................................     334
Less: Amount representing interest..........................      49
                                                                ----
Capital Lease Obligation....................................     285
Less: Current portion of capital lease obligations..........     139
                                                                ----
Total.......................................................    $146
                                                                ====

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8.  COMMITMENTS AND CONTINGENCIES

(A) OPERATING LEASES

    The Company leases certain office and production facilities and various equipment under operating leases expiring at various dates through September 2011.

    Future minimum rent payments under these leases are as follows as of March 31, 2000:

MARCH 31,                                                      AMOUNT
---------                                                     --------
2001........................................................  $ 5,896
2002........................................................    4,137
2003........................................................    2,941
2004........................................................    2,290
2005........................................................    1,598
Thereafter..................................................    5,460
                                                              -------
Total.......................................................  $22,322
                                                              =======

    Total rent expense for fiscal years 1998, 1999 and 2000 was $4,663, $5,514 and $5,719, respectively.

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

(C) UNITED STATES

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

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    During fiscal 1997, the Company and General Instrument began the remediation at the site. The approved clean-up method produced conditions that were not acceptable to the community. As a result, the Company determined the most likely scenario was to remediate the property to make it useable as industrial/commercial, rather than residential property, as originally assessed.

    During the year ended March 31, 1997, the Company incurred $2,567 of remediation costs and related expenses including a write-down of the facility to net realizable value of $1,500.

    During the year ended March 31, 1998, the Company incurred $301 of remediation costs. By the end of the fiscal 1998-year, the Company completed its industrial/commercial remediation for the Chicago facility and has subsequently received a no further remediation letter from the IEPA.

    During the year ended March 31, 1999, the Company incurred $544 of remediation costs including an additional write-down of the facility by $400. This resulted in a net realizable value of the facility of $939, which is included on the accompanying balance sheet as property held for sale. The facility is not under agreement as of March 31, 2000.

    During the year ended March 31, 2000, the Company incurred $68 of remediation costs.

    The Company and General Instrument continue to address contamination that has been found on adjacent sites. Management continues to analyze the estimated environmental remediation liability and has recorded additional amounts when known events require.

(D) BELGIUM

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

(E) LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

NOTE 9.  ACQUISITION

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits. The Company paid $16,012 for the acquisition and direct costs, net of cash acquired and assumed liabilities

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9.  ACQUISITION (CONTINUED)
of $4,813, for a total purchase price of $20,825. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16 BUSINESS COMBINATIONS, and accordingly, Clare-Micronix's operating results since the date of acquisition are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the aggregate purchase price to the assets acquired based on their fair values. An independent appraisal, using proven valuation procedures and techniques, was used to determine the fair value of the purchased intangible assets.

    Acquired intangible assets include existing technologies and goodwill. These intangible assets are being amortized over their estimated useful lives of four to eight years. The purchase price allocation is as follows:

Current assets..............................................  $ 1,268
Property, plant and equipment...............................    1,118
Existing technology.........................................    2,456
Other assets................................................      644
Goodwill....................................................   10,339
In-process R&D..............................................    5,000
Liabilities assumed.........................................   (4,813)
                                                              -------
                                                              $16,012
                                                              =======

    The $5,000 allocated to purchased in-process research and development ("in-process R&D") represented the appraised fair value of projects that did not have future alternative uses. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the in-process research and development projects. The development of these projects had not yet reached technological feasibility and the research and development in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

    In-process research and development value is comprised of six primary research and development programs. These programs include the introduction of certain new technologies. At the acquisition date, these programs ranged in completion from 10% to 85%. As of March 31, 2000, two of these six products were in production. Additionally, two products were in the final stages of the development phase. One project was subsequently cancelled, but the technology has been used to develop a new standard product. The remaining project was cancelled and the technology abandoned. The research and development investment in the Micronix technology made by the Company from the date of acquisition through March 31, 2000 was $2,786. The Company believes it will incur additional funding to complete each acquired program. There is no assurance that each project will meet with either technological or commercial success. The substantial delay or outright failure of the in-process research and development would materially impact the Company's financial condition.

    The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 9.  ACQUISITION (CONTINUED)
new products. The rates utilized to discount the net cash flows to their present value are based on the weighted average cost of capital for Clare-Micronix. This discount rate is commensurate with Clare-Micronix's corporate maturity and the uncertainties in the economic estimates described above.

    The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary significantly from the projected results.

    The Company has not included pro forma information, as the results of Micronix operations are not material to the Company.

NOTE 10.  RESTRUCTURING

    In fiscal 1999, the Company announced a restructuring of its operations and recorded a pretax charge of $3,700 in accordance with the criteria set forth in EITF 94-3. The 1999 restructuring charge includes severance-related costs associated with workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of the 1999 restructuring includes a write-down of assets associated with the closure of the Company's Wakefield, MA production facility, which was substantially completed in the fourth quarter of 1999.

    The components of the 1999 restructuring expenses are as follows:

Employee severance, benefits and related costs..............   $2,084
Write-off and write-down of assets to be disposed...........    1,034
Lease termination and relocation costs......................      420
Other.......................................................      162
                                                               ------
  Total.....................................................   $3,700
                                                               ======

    In fiscal 2000, the Company revised the estimated cost of this restructuring by reversing $875. The revision reflects lower than expected severance costs. The Company expects all remaining 1999 restructuring expenses to be paid by September 2000.

NOTE 11.  DIVESTITURE

    On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG"), a wholly owned subsidiary of C.P. Clare, and certain assets to Sumida Electric Co., Ltd. ("Sumida"), for $37,426 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11.  DIVESTITURE (CONTINUED)
    The gain on sale of EMG is calculated as follows:

Cash received...............................................  $37,426
Less: Net assets divested...................................   21,741
                                                              -------
Gain on sale before expenses................................   15,685
Less: Direct expenses.......................................   (4,170)
                                                              -------
Net Gain on sale............................................  $11,515
                                                              =======

    Unaudited pro forma financial data for continuing operations is as follows:

                                                       YEARS ENDED MARCH 31,
                                                   ------------------------------
                                                     1998       1999       2000
                                                   --------   --------   --------
Net sales........................................  $84,797    $85,721    $81,834
Gross margin.....................................   23,068     30,413     19,996

NOTE 12.  STOCKHOLDERS' EQUITY

(A) SHARES RESERVED

    As of March 31, 2000, shares of common stock reserved for issuance were as follows:

Exercise of stock options...................................  3,085,933
Employee Stock Purchase Plan................................    100,772
                                                              ---------
                                                              3,186,705
                                                              =========

(B) STOCK OPTIONS

    The Company maintains an equity incentive plan, the C. P. Clare Corporation Amended and Restated 1995 Stock Option and Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options to purchase up to 4,680,000 shares of the Company's common stock. The 1995 Plan permits the issuance of both incentive stock options and nonqualified stock options. All options, grants, pricing, expiration periods and vesting periods are determined by the Board of Directors, or pursuant to delegated authority, by the president of the Company, and options must be granted at a price not less than 100% of the fair market value at the date of grant in the case of incentive stock options or at 85% of the fair market value in the case of nonqualified stock options. The Company recognizes the difference, if any, between the fair market value of the Company's stock on the date of grant and the exercise price of the options as deferred compensation and recognizes any compensation expense over the applicable vesting periods.

    In fiscal 1996, the Company recorded $651 of deferred compensation related to the issuance of 605,600 options during the period. The Company amortized the deferred compensation over the vesting period of the related options of one to five years. During fiscal years 1998, 1999 and 2000, the Company recognized $255, $92, and $62 respectively, of compensation expense in the consolidated statements of operations related to the grant of these options.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12.  STOCKHOLDERS' EQUITY (CONTINUED)
    The 1995 Plan also provides for an automatic grant of non-qualified stock options to purchase 10,000 shares of common stock to each independent director as of June 20, 1995. Each new director elected after June 20, 1995 was granted a nonqualified stock option to purchase 10,000 shares of common stock. Currently, each independent director serving as a Director five days after the Company's annual stockholders meeting shall automatically be granted a nonqualified stock option to purchase 5,000 shares of common stock.

    The 1995 Plan also provides for stock appreciation awards, stock awards, performance share awards and dividend equivalent rights. The stock appreciation rights may be granted in tandem with or independent of stock options. The Company has not granted any stock appreciation rights or dividend equivalent rights as of March 31, 2000.

    As of March 31, 2000, there are 877,300 shares available for future grant under the 1995 Plan.

    The following table summarizes incentive and nonqualified stock option activity under the 1995 Plan for the fiscal years ended March 31, 1998, 1999 and 2000:

                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                             NUMBER OF   EXERCISE PRICE   PRICE PER
                                                              OPTIONS      PER SHARE        SHARE
                                                             ---------   --------------   ---------
Outstanding at March 31, 1997..............................  1,696,782    $0.50-$24.63     $ 9.06
  Granted..................................................    337,144      8.12-19.00      15.38
  Exercised................................................   (132,599)     0.50-13.62       7.03
  Canceled.................................................    (57,128)     0.50-24.63       8.47
                                                             ---------    ------------
Outstanding at March 31, 1998..............................  1,844,199      0.50-24.63      10.36
  Granted..................................................  1,089,714      4.38-13.19       7.73
  Exercised................................................    (55,464)     0.50-13.19       6.05
  Canceled.................................................   (409,938)     0.50-17.25       9.13
                                                             ---------    ------------
Outstanding at March 31, 1999..............................  2,468,511      0.50-24.63       9.34
  Granted..................................................    481,612      3.38-11.47       5.73
  Exercised................................................    (51,020)     0.50-11.47       4.84
  Canceled.................................................   (690,470)     0.50-18.00       9.67
                                                             ---------    ------------
Outstanding at March 31, 2000..............................  2,208,633    $0.50-$24.63     $ 8.52
                                                             =========    ============
Exercisable at March 31, 2000..............................    787,891    $0.50-$24.63     $ 9.38
                                                             =========    ============
Exercisable at March 31, 1999..............................    603,001    $0.50-$24.63     $10.07
                                                             =========    ============
Exercisable at March 31, 1998..............................    392,929    $0.50-$24.63     $ 8.29
                                                             =========    ============

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12.  STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about stock options outstanding and exercisable at March 31, 2000:

                                                OUTSTANDING OPTIONS
                                               ---------------------
                                                           WEIGHTED               OPTIONS EXERCISABLE
                                                            AVERAGE               --------------------
                                                             YEARS     WEIGHTED               WEIGHTED
                                                           REMAINING   AVERAGE                AVERAGE
                                               NUMBER OF   CONTRACT    EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE RANGE                            OPTIONS      LIFE       PRICE      OPTIONS     PRICE
--------------------                           ---------   ---------   --------   ---------   --------
$0.50.......................................      99,621     3.48       $ 0.50      99,621     $ 0.50
$3.50-$6.25.................................     552,902     8.81       $ 5.62      93,900       6.16
$6.31-$10.25................................   1,209,860     7.87       $ 8.39     372,670       8.86
$10.50-$15.50...............................     166,750     7.23       $13.32     102,900      12.40
$15.88-$19.00...............................     169,500     6.41       $17.90     108,800      17.81
$24.63......................................      10,000     5.31       $24.63      10,000     $24.63
                                               ---------                           -------
                                               2,208,633                           787,891
                                               =========                           =======

    Options granted in 1998, 1999 and 2000 have been valued using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted-average assumptions used for fiscal years 1998, 1999 and 2000 are as follows:

                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Risk-free interest rate.....................................    6.0%        5.0%        5.0%
Expected dividend yield.....................................     --          --          --
Expected lives..............................................   6 years     6 years     6 years
Expected volatility.........................................     80%         80%        118%
Weighted average grant-date fair value per share of options
  granted at fair market value during the period............    $9.14       $9.27       $5.00
Weighted average exercise price of options granted at fair
  market value during the period............................   $15.38       $7.73       $5.73
Weighted average remaining contractual life of options
  outstanding...............................................  7.6 years   8.2 years   7.7 years

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12.  STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation cost been determined consistent with SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per common share outstanding on a basic and diluted basis for fiscal years 1998, 1999 and 2000 would have been as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Net income (loss):
  As reported...............................................   $8,312    $(5,583)    $1,763
  Pro forma.................................................   $6,491    $(8,556)    $  256

Basic earnings (loss) per share:
  As reported...............................................   $ 0.90    $ (0.59)    $ 0.19
  Pro forma.................................................   $ 0.70    $ (0.91)    $ 0.03

Diluted earnings (loss) per share:
  As reported...............................................   $ 0.83    $ (0.59)    $ 0.18
  Pro forma.................................................   $ 0.65    $ (0.91)    $ 0.03

(C) EMPLOYEE STOCK PURCHASE PLAN

    Under the C.P. Clare Corporation 1995 Employee Stock Purchase Plan (the "Purchase Plan"), all U.S. and Belgian employees (including officers) of the Company, as defined, are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock. The Purchase Plan provides for up to 300,000 shares for issuance under the Purchase Plan. As of March 31, 2000, 199,228 shares have been issued under this Purchase Plan, and rights to purchase 100,772 shares are available for purchase.

(D) SHAREHOLDER RIGHTS PLAN

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

    The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Rights Agreement, the Rights become exercisable (i) if a person as defined in the rights plan becomes an "acquiring person" by acquiring 15% or more of the outstanding shares of common stock (ii) if a person who owns 10% or more of the common stock is determined to be an "adverse person" by the Board of Directors, or (iii) if a person commences a tender offer that would result in that person owning 15% or more of the common stock. Upon the occurrence of any

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 12.  STOCKHOLDERS' EQUITY (CONTINUED)
one of these events, each holder of a Right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of the Company's preferred stock which are equivalent to such number of shares of common stock having a value of twice the then current exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

    Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Units, other securities of the Company, other consideration, or common stock of an acquiring company.

NOTE 13.  EMPLOYEE BENEFIT PLANS

(A) 401(K) BENEFIT PLAN

    U.S. employees of the Company may participate in a supplemental retirement program (the "401(k) Plan") established under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 75% of individual contributions, up to 3% of base pay, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after two years of service, as defined. For fiscal years 1998, 1999 and 2000, the Company contributed $245, $329, and $317, respectively, under the 401(k) Plan.

(B) DEFINED BENEFIT PLAN

    All employees of the Company located in Taiwan are entitled to retirement benefits under regulatory requirements. The actuarial present value of these benefits has been recorded in the accompanying consolidated financial statements in accordance with SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS.

    The components of the net periodic pension cost for fiscal years 1998, 1999 and 2000 are as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Service cost-benefit earned during the period...............    $ 78       $23        $29
Interest cost on projected benefit obligation...............     140        29         28
Expected return on assets...................................     (19)      (21)       (25)
                                                                ----       ---        ---
Net periodic pension cost...................................    $199       $31        $32
                                                                ====       ===        ===

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status of the plan at March 31, 1998, 1999 and 2000 was as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Actuarial present value of accumulated plan benefits:
  Vested....................................................    $109       $109       $90
  Non-vested................................................      61         61       122
                                                                ----       ----       ---
                                                                 170        170       212
Additional amounts related to projected salary increases....     239        239       221
                                                                ----       ----       ---
Actuarial present value of projected benefit obligation.....     409        409       433
Plan assets at fair value...................................     287        287       382
                                                                ----       ----       ---
Projected benefit obligation in excess of plan assets.......    $122       $122       $51
                                                                ====       ====       ===

                                                                1998       1999       2000
                                                              --------   --------   --------
Assumptions:
Rate of return on plan assets...............................     7%         7%        6.5%
Discount rate for projected benefit obligations.............     7%         7%        6.5%
Rate of increase in future compensation levels..............     7%         7%        6.5%

    The Company closed the manufacturing operations located in Taiwan and the number of participants in the pension plan was reduced from the 156 employees in fiscal 1997 to 12 employees in fiscal 1998. The number of participants was reduced to 9 during fiscal 2000.

(C) BONUS PLAN

    Under the 1995 Key Employee Incentive Plan (the "Bonus Plan"), the Company has the discretion to determine whether certain employees of the Company are eligible for a bonus if certain milestones established for the Company and for each individual are achieved, as defined. Participants may elect to defer payment of their bonus to a later date and will be entitled to interest on deferred amounts. The Company also has the discretion to pay the bonus in cash, or partially or fully in stock, options or discounted options under the 1995 Stock Plan. During fiscal years 1998, 1999 and 2000, the Company incurred $1,629, $80 and $100, respectively, related to the Bonus Plan.

NOTE 14.  INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The statement requires that deferred income tax accounts reflect the tax consequences on future years of differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards ("NOL"), to the extent that realization of such benefits is more likely than not.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14.  INCOME TAXES (CONTINUED)
    The components of domestic and foreign income (loss) before the provision for income taxes for fiscal years ended March 31, 1998, 1999 and 2000 are as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Domestic....................................................  $ 9,214    $(6,907)     $168
Foreign.....................................................    3,978      1,324       (93)
                                                              -------    -------      ----
                                                              $13,192    $(5,583)     $ 75
                                                              =======    =======      ====

    The components of current and deferred provision for income taxes for fiscal years ended March 31, 1998, 1999 and 2000 are as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Current:
  Federal...................................................   $2,631     $(444)    $(1,907)
  State.....................................................      522       (41)         --
  Foreign...................................................    1,371     1,400         219
                                                               ------     -----     -------
  Total current.............................................    4,524       915     $(1,688)
                                                               ------     -----     -------

Deferred:
  Federal...................................................      801      (510)         --
  State.....................................................     (370)     (341)         --
  Foreign...................................................      (75)      (64)         --
                                                               ------     -----     -------
  Total deferred............................................      356      (915)         --
                                                               ------     -----     -------
Provision (Benefit) for Income Taxes........................   $4,880     $  --     $(1,688)
                                                               ======     =====     =======

    The income tax provision is different from that, which would be computed by applying the U.S. federal income tax rate to income before taxes for fiscal years ended March 31, 1998, 1999 and 2000, as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Federal statutory tax rate..................................    34.0%     (34.0)%       34.0%
State income taxes, net of federal income tax benefit.......     0.2       (3.8)      (691.0)
Tax exempt interest.........................................    (2.4)      (1.3)          --
Non-deductible in-process research and development..........      --       30.4           --
Non-deductible goodwill amortization........................      --        6.4        855.0
Non-deductible foreign expenses.............................     4.4         --        430.0
Difference in foreign provision versus statutory U.S.
  rate......................................................    (0.5)       5.3           --
Decrease in valuation allowance relating to net operating
  loss carryforwards........................................    (0.8)      (1.9)    (2,543.0)
Other.......................................................     2.1       (1.1)      (336.0)
                                                                ----      -----     --------
                                                                37.0%       0.0%    (2,251.0)%
                                                                ====      =====     ========

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14.  INCOME TAXES (CONTINUED)
    Significant components of deferred income tax assets and liabilities at March 31, 1998 and 1999 are as follows:

                                                                1999       2000
                                                              --------   --------
Current deferred income tax assets:
  Net operating loss carryforwards..........................  $   106    $    22
  Reserves and accruals not yet deducted for tax purposes...    4,753      2,857
  Less: Valuation allowance.................................     (823)      (146)
                                                              -------    -------
  Net current deferred income tax assets....................  $ 4,036    $ 2,733
                                                              =======    =======

Long-term deferred income tax assets:
  Net operating loss carryforwards..........................  $ 2,336    $ 2,717
  Net capital loss carryforwards............................    9,581      9,581
  State tax credits.........................................      486        404
  Less: Valuation allowance.................................  (11,066)   (10,189)
                                                              -------    -------
  Net long-term deferred income tax assets..................    1,337      2,513
                                                              -------    -------

Long-term deferred income tax liabilities:
  Depreciation..............................................   (1,068)    (1,523)
  Acquired intangible assets................................     (779)      (539)
                                                              -------    -------
  Net long-term income tax liabilities......................   (1,847)    (2,062)
                                                              -------    -------
Long-term deferred income tax asset (liability), net........  $  (510)   $   451
                                                              =======    =======

    The Internal Revenue Code (the "Code") limits the amount of net operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. In connection with the acquisition of the Clare Division of General Instrument in 1989 and the simultaneous issuance of common stock and warrants, the Company incurred a cumulative change in ownership in excess of 50% as defined in the Code. This change in ownership has limited the Company's ability to utilize, in any one year, the net operating loss and credit carryforwards incurred prior to this change in ownership. The Company estimates that the total NOL through January 1989 subject to this limitation is $7,492. The use of the available NOL is limited to $311 in each year subsequent to this change in ownership. In Taiwan, the Company has NOL carryforwards of $1,508 at March 31, 1999, which began to expire in fiscal 1999.

    In January 1997, the Company completed the sale of TMC to Gunther GmbH. As a result of this transaction, the Company incurred a capital loss of approximately $25.0 million, which the Company may carry forward for a period of five years. The Company's ability to utilize this capital loss carryforward is limited to the amount of capital gains that the Company generates in the carryforward period. The Company has provided a full valuation allowance against the capital loss carryforward as the Company believes that it is more likely than not that the Company will be able to utilize such a carryforward.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14.  INCOME TAXES (CONTINUED)
    The remainder of the valuation allowance relates to the limited use of certain net operating loss carryforwards. Taxes have not been provided on foreign subsidiaries' undistributed earnings of $2,886 at March 31, 2000, which are deemed indefinitely invested.

NOTE 15.  OTHER INCOME (EXPENSE)

    Other income (expense) consists of the following for fiscal years 1998, 1999 and 2000:

                                                                1998       1999       2000
                                                              --------   --------   --------
Net gain (loss) from foreign currency exchange..............    $378      $(227)      $(13)
Other.......................................................    (243)      (163)       564
                                                                ----      -----       ----
                                                                $135      $(390)      $551
                                                                ====      =====       ====

NOTE 16.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

    Quarterly financial information for the fiscal years 1999 and 2000 is as follows:

                                                 FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                                --------   --------   --------   --------   --------
1999
Net sales.....................................  $36,694    $33,887    $37,248    $36,084    $143,913
Gross profit..................................   11,180      9,174     10,074     10,609      41,037
Net income (loss).............................    1,693     (7,693)        91        326      (5,583)
Basic earnings (loss) per share...............     0.18      (0.82)      0.01       0.03       (0.59)
Diluted earnings (loss) per share.............  $  0.17    $ (0.82)   $  0.01    $  0.03    $  (0.59)

                                                 FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                                --------   --------   --------   --------   --------
2000
Net sales.....................................  $36,038    $28,934    $21,617    $20,905    $107,494
Gross profit..................................    8,526      4,722      5,869      4,137      23,254
Net (loss) income.............................     (678)    10,506     (2,231)    (5,834)      1,763
Basic (loss) earnings per share...............  ($ 0.07)   $  1.10    ($ 0.23)   ($ 0.61)   $   0.19
Diluted (loss) earnings per share.............  ($ 0.07)   $  1.08    ($ 0.23)   ($ 0.61)   $   0.18

NOTE 17.  FINANCIAL INFORMATION BY SEGMENT

    The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, during the fourth quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17. FINANCIAL INFORMATION BY SEGMENT (CONTINUED) to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the chief executive officer, members of senior management and the board of directors.

    The Company's reportable operating segments are Semiconductor and Electromechanical products.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between company segments. Segment information for the years March 31, 1998, 1999 and 2000 is as follows.

                                                                     ELECTRO-
                                                     SEMICONDUCTOR   MAGNETIC   CORPORATE    TOTAL
                                                     -------------   --------   ---------   --------
1998
Net product sales from external customers..........     $69,676      $86,595     $   --     $156,271
Intersegment net sales.............................          --           --         --           --
  Total net revenue................................      69,676       86,595         --      156,271
Gross profit.......................................      24,783       24,061         --       48,844
Depreciation and amortization......................       1,701        3,640         --        5,341
Interest income
  External.........................................          --           --      1,454        1,454
  Intersegment.....................................          --           --         --           --
  Total interest income............................          --           --      1,454        1,454
Interest expense (external)
  External.........................................          --           --        215          215
  Intersegment.....................................          --           --         --           --
  Total interest expense...........................          --           --        215          215
Other items
  Charge for in-process research and development...          --           --         --           --
  Restructuring....................................          --           --         --           --
Income taxes.......................................          --           --      4,880        4,880
Property, plant and equipment......................      12,409       26,368         --       38,777

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17.  FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

                                                                     ELECTRO-
                                                     SEMICONDUCTOR   MAGNETIC   CORPORATE    TOTAL
                                                     -------------   --------   ---------   --------
1999
Net product sales from external customers..........      69,365       74,548         --      143,913
Intersegment net sales.............................          --           --         --           --
  Total net revenue................................      69,365       74,548         --      143,913
Gross profit.......................................      25,935       15,102         --       41,037
Depreciation and amortization......................       4,926        4,562         --        9,488
Interest Income
  External.........................................          --           --        571          571
  Intersegment.....................................          --           --         --           --
  Total interest income............................          --           --        571          571
Interest expense (external)
  External.........................................          --           --        232          232
  Intersegment.....................................          --           --         --           --
  Total interest expense...........................          --           --        232          232
Other items
  Charge for in-process research and development...       5,000           --         --        5,000
  Restructuring....................................          --           --      3,700        3,700
Income taxes.......................................          --           --         --           --
Property, plant and equipment......................      20,943       19,332         --       40,275

2000
Net product sales from external customers..........      58,487       49,007         --      107,494
Intersegment net sales.............................          --           --         --           --
  Total net revenue................................      58,487       49,007         --      107,494
Gross profit.......................................      13,122       10,132         --       23,254
Depreciation and amortization......................       5,750        3,370         --        9,120
Interest income
  External.........................................          --           --        960          960
  Intersegment.....................................          --           --         --           --
  Total interest income............................          --           --        960          960
Interest expense (external)
  External.........................................          --           --        155          155
  Intersegment.....................................          --           --         --           --
  Total interest expense...........................          --           --        155          155
Other items
  Charge for in-process research and development...          --           --         --           --
  Restructuring....................................          --           --       (875)        (875)
Income taxes.......................................          --           --     (1,688)      (1,688)
Property, plant and equipment......................      21,475        4,819         --       26,294

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

   MARCH 31, 1999 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17.  FINANCIAL INFORMATION BY SEGMENT (CONTINUED)
    Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms-length basis.

    Long-lived tangible assets by geographic area were as follows:

GEOGRAPHIC AREA                                               1999       2000
---------------                                             --------   --------
United States.............................................  $26,058    $26,107
Belgium...................................................      296        153
France....................................................        8         11
Germany...................................................       14         11
Mexico....................................................   13,857         --
Taiwan....................................................       42         12
                                                            -------    -------
                                                            $40,275    $26,294
                                                            =======    =======

    Revenues by geographic area for the years ended March 31, 1998, 1999 and 2000 were as follows:

GEOGRAPHIC AREA                                   1998       1999       2000
---------------                                 --------   --------   --------
United States.................................  $ 93,369   $ 86,059   $ 54,823
France........................................     7,910      6,164      3,967
Germany.......................................     5,804      6,708      4,996
Ireland.......................................     5,664      2,003      1,574
Italy.........................................     2,394      2,683      1,595
Netherlands...................................     1,968      1,429        634
Sweden........................................     2,635      3,673      3,568
United Kingdom................................    10,921     12,412      7,825
Other.........................................    25,606     22,782     28,512
                                                --------   --------   --------
                                                $156,271   $143,913   $107,494
                                                ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 21, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 21, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 21, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 21, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Financial Statements.

    (1) Financial Statements

    The consolidated financial statements and notes are set forth under
Part II, Item 8, Financial Statements and Supplementary Data.

    Index to Consolidated Financial Statements.

       (a) Consolidated Balance Sheets as of March 31, 1999 and 2000.

       (b) Consolidated Statements of Operations for the Years Ended March 31, 1998, 1999 and 2000.

       (c) Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1998, 1999 and 2000.

       (d) Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1999 and 2000.

       (e) Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedules

    The following financial schedule of C.P. Clare Corporation is included in this Annual Report on Form 10-K.

    Schedule II--Valuation and Qualifying Accounts  Page 52

    Schedules other that which is listed above have been omitted because those are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

    (3) Exhibits

    Exhibits are as set forth in the "Exhibit Index" which begins on page 53 of this Annual Report and precedes the exhibits filed.

(b) Reports on Form 8-K.

    None.

(c) Exhibits.

    The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 53 through 57 of this Annual Report.

(d) Financial Statement Schedules.

    The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)(2) set forth above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, C.P. Clare Corporation certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on June 23, 2000.

                                                       C.P. CLARE CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                                       Arthur R. Buckland,
Date: June 23, 2000                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                                                       President, Chief Executive
     -------------------------------------------         Officer and Chairman            June 23, 2000
                 Arthur R. Buckland

                                                       Senior Vice President and Chief
     -------------------------------------------         Financial Officer               June 23, 2000
                   Harry Andersen

                                                       Director
     -------------------------------------------                                         June 23, 2000
               Winston R. Hindle, Jr.

                                                       Director
     -------------------------------------------                                         June 23, 2000
                   John G. Turner

                                                       Director
     -------------------------------------------                                         June 23, 2000
                    James K. Sims

                                                       Director
     -------------------------------------------                                         June 23, 2000
                 Larry K. Mihalchik

                                                       Director
     -------------------------------------------                                         June 23, 2000
                   Andrew E. Lietz

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

To C.P. Clare Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of C.P. Clare Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 26, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 26, 2000

                                                                     SCHEDULE II

                             C.P. CLARE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                     RECOVERIES
                                        BALANCE AS OF               FOR ACCOUNTS   UNCOLLECTIBLE   BALANCE AT
                                          BEGINNING                  PREVIOUSLY      ACCOUNTS        END OF
ACCOUNTS RECEIVABLE ALLOWANCE             OF PERIOD     PROVISION   WRITTEN OFF     WRITTEN OFF      PERIOD
-----------------------------           -------------   ---------   ------------   -------------   ----------
Year Ended March 31, 2000.............     $1,365        $1,312       $      --       $1,390         $1,287
Year Ended March 31, 1999.............      1,177           461              --          273          1,365
Year Ended March 31, 1998.............        675           579              66          143          1,177

                                                     BALANCE AS OF                           BALANCE AT
                                                       BEGINNING     PROVISION                 END OF
RESTRUCTURING RESERVE                                  OF PERIOD     (CREDIT)    CASH PAID     PERIOD
---------------------                                -------------   ---------   ---------   ----------
Year Ended March 31, 2000..........................     $2,152        $ (875)     $(1,128)     $  149
Year Ended March 31, 1999..........................         --         2,684         (532)      2,152
Year Ended March 31, 1998..........................      5,082            --       (5,082)         --

                                 EXHIBIT INDEX

    Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT NO.                                        TITLE
-----------                                        -----
        2.1             Agreement and Plan of Merger by and among C.P. Clare
                        Corporation, Clare Micronix Integrated Systems, Inc.,
                        Micronix Integrated Systems, Inc., Dennis Cocco and the
                        Principal Stockholders of the Company (as such term is
                        defined therein) dated as of July 6, 1998(6).

        3.1             Amended and Restated Articles of Organization of the
                        Registrant(2).

        3.2             Certificate of Vote of Directors Establishing a Series of A
                        Class of Stock(5).

        3.3             Amended and Restated By-laws of the Registrant(1).

        4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant(1).

        4.2             Shareholder Rights Agreement, dated April 29, 1996, between
                        C.P. Clare Corporation and State Street Bank and Trust
                        Company, as Rights Agent(3).

       10.2 Amended and Restated Multicurrency Credit Agreement by and among the Registrant, C.P. Clare N.V., Bank of America
                        National Trust and Savings Association, as Agent and the
                        Other Financial Institutions Party thereto dated March 6,
                        1998(7).

       10.3 Revolving Note in the amount of $20,000,000 made by the Registrant and C.P. Clare N.V. in favor of the Bank of America National Trust and Savings Association dated March
                        6, 1998 pursuant to that certain Amended and Restated
                        Multicurrency Credit Agreement of even date(7).

       10.4 Revolving Note in the amount of $20,000,000 made by the Registrant and C.P. Clare N.V. in favor BankBoston, N.A.
                        dated March 6, 1998 pursuant to that certain Amended and Restated Multicurrency Credit Agreement of even date(7).

       10.6             Negative Pledge Agreement by certain subsidiaries to Bank of
                        America National Trust and Savings Association dated
                        September 11, 1995 pursuant to that certain Multicurrency
                        Credit Agreement of even date(2).

       10.7 Reaffirmation of guaranties and Negative Pledge Agreements by certain subsidiaries to Bank of America National Trust and Savings Association dated March 6, 1998, pursuant to that certain Amended and Restated Multicurrency Credit
                        Agreement of even date(7).

       10.8             C.P. Clare Corporation Voluntary Deferred Compensation Plan
                        for Key Employees effective as of April 1, 1998(7).

       10.35            Commercial Lease between the Registrant and Rosner and
                        Associates for 45 Progress Parkway, St. Louis, Missouri dated September 23, 1991, as amended November 25, 1992(1).

       10.36            Standard Industrial Lease between General Instrument
                        Corporation and Davis Properties for 48 Progress Parkway,
                        St. Louis, Missouri dated December 15, 1987(1).

       10.37            Lease between the Registrant and the Trustees of Elandzee
                        Trust for 430 Bedford Street, Lexington, MA dated December
                        1, 1994(1).

       10.37.1 First Amendment to Lease between the Registrant and the Trustees of Elandzee Trust for 430 Bedford Street,
                        Lexington, MA dated July 18, 1995(2).

EXHIBIT NO.                                        TITLE
-----------                                        -----
       10.38            Subordination, Nondisturbance and Attornment Agreement
                        between the Registrant, Mortimer B. Zuckerman and Edward H.
                        Linde, Trustees of the Elandzee Trust and The Sakura Bank,
                        Limited, New York Branch dated December 1, 1994(1).

       10.47            Cleanup Agreement between the Registrant and General
                        Instrument Corporation dated May 1, 1995(1).

       10.49            Employment Agreement between the Registrant and Arthur R.
                        Buckland dated September 15, 1993, as amended by Amendment dated March 20, 1995(1).

       10.59 1995 Stock Option and Incentive Plan, as amended and restated as of September 29, 1996(2).

       10.60 1995 Employee Stock Purchase Plan, as amended and restated as of October 23, 1995(2).

       10.61            C.P. Clare Corporation Key Employee Incentive Plan effective
                        April 1, 1995, as amended and restated as of October 2,
                        1995(2).

       10.63            The C.P. Clare Corporation Savings Plan(1).

       10.66            Lease Agreement dated as of October 31, 1995, by and between
                        Thomas J. Flatley, d/b/a The Flatley Company and C.P. Clare
                        Corporation(4).

       10.71.1 Employment Agreement between the Company and Dennis Cocco dated July 6, 1998(6).

       10.72            Non-Competition Agreement between the Company and Dennis
                        Cocco dated July 6, 1998(6).

       10.73 C.P. Clare Non-Qualified Stock Option Plan, pursuant to which options were granted to Dennis Cocco, dated July 6, 1998(9).

       10.74 Employment Agreement between the Company and Dave Adams dated July 6, 1998(6).

       10.75            Non-Competition Agreement between the Company and Dave Adams dated July 6, 1998(6).

       10.76            First Amendment to Amended and Restated Employment Agreement
                        between the Company and Thomas B. Sager dated November 23,
                        1998(7).

       10.77            First Amendment to Employment Agreement between the Company and Richard Morgan dated November 23, 1998(7).

       10.78            Employment Agreement between the Company and Harry Andersen dated December 22, 1998(7).

       10.79 Loan Agreement between the Company and Bank Boston, N.A dated March 1, 1999(7).

       10.80            Form of Revolving Credit Note, Principal Amount $15,000,000
                        by the Company to Bank Boston, N.A. dated March 1, 1999(7).

       10.81            Pledge Agreement between the Company and Bank Boston, N.A.
                        dated March 1, 1999(7).

       21               Subsidiaries of the Registrant.*

       23               Consent of Arthur Andersen LLP.*

       27               Financial Data Schedule (Edgar).*

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

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated by reference thereto.

(6) Filed as an exhibit to the Registrant's Report on Form 8-K filed with the Commission on July 16, 1998 and incorporated by reference thereto.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999 and incorporated by reference thereto.