Form 10-Q
period 2000-06-25
C P CLARE CORP
filed 2000-08-08
CIK 945123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission file no. 0-26092

                            ------------------------

                             C.P. CLARE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                           04-2561471
   (State or other jurisdiction of     (IRS employer identification number)
   incorporation or organization)

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

    As of July 31, 2000, there were 9,643,013 shares of Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             C.P. CLARE CORPORATION
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I   FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets.......................       2

         Consolidated Condensed Statements of Operations.............       3

         Consolidated Condensed Statements of Cash Flows.............       4

         Notes to Consolidated Condensed Financial Statements........    5-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations.........................   12-13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...      13

PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings...........................................      13

Item 2.  Changes in Securities and Use of Proceeds...................      13

Item 3.  Default Upon Senior Securities..............................      13

Item 4.  Submission of Matters to a Vote of Security Holders.........      13

Item 5.  Other Information...........................................      13

Item 6.  Exhibits and Reports on Form 8-K............................      13

Signatures...........................................................      14

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 25, 2000   MARCH 31, 2000
                                                              -------------   --------------
ASSETS
Current assets:
  Cash, cash equivalents and investments (Note 5)...........     $32,456         $ 37,267
  Accounts receivable, less allowance for doubtful
    accounts................................................      10,655           11,068
  Inventories (Note 6)......................................      14,163           11,406
  Other current assets......................................       1,401            1,636
  Deferred income taxes.....................................       2,733            2,733
                                                                 -------         --------
        Total current assets................................      61,408           64,110

Property, plant and equipment, net..........................      26,730           26,294

Other assets:
  Intangibles, net of accumulated amortization of $3,881 and
    $3,410, as of June 25, 2000 and March 31, 2000,
    respectively............................................       8,881            9,354
  Deferred income taxes.....................................         451              451
  Other.....................................................         602              451
                                                                 -------         --------
                                                                 $98,072         $100,660
                                                                 =======         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................     $   133         $    139
  Accounts payable..........................................       5,427            5,151
  Accrued expenses..........................................       4,947            5,896
                                                                 -------         --------
        Total current liabilities...........................      10,507           11,186

Long-term debt, net of current portion......................         113              146
                                                                 -------         --------
        Total liabilities...................................      10,620           11,332
                                                                 -------         --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.01 par value-authorized: 2,500,000
    shares issued and outstanding: None.....................          --               --
  Common stock, $.01 par value-authorized: 40,000,000 shares issued and outstanding: 9,595,865 shares and 9,591,266
    shares as of June 25, 2000 and March 31, 2000,
    respectively............................................          97               96
  Additional paid-in capital................................      96,922           96,895

  Accumulated deficit.......................................      (9,154)          (7,210)
  Cumulative translation adjustment.........................        (413)            (453)
                                                                 -------         --------
        Total stockholders' equity..........................      87,452           89,328
                                                                 -------         --------
                                                                 $98,072         $100,660
                                                                 =======         ========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 25, 2000   JUNE 27, 1999
                                                              -------------   -------------
Net sales...................................................    $  21,470       $  36,038
Cost of sales...............................................       14,559          27,512
                                                                ---------       ---------
    Gross profit............................................        6,911           8,526
Operating expenses:
  Selling, general and administrative.......................        6,131           6,555
  Research and development..................................        3,044           3,035
                                                                ---------       ---------
Operating loss..............................................       (2,264)         (1,064)

Interest income.............................................          584              26
Interest expense............................................          (40)            (23)
Other (expense) income, net.................................         (225)             29
                                                                ---------       ---------
  Loss before benefit for income taxes......................       (1,945)         (1,032)
Benefit for income taxes....................................           --            (354)
    Net Loss................................................    $  (1,945)      $    (678)
                                                                =========       =========
Basic and diluted net loss per common and common share
  equivalent (Note 3).......................................    $   (0.20)      $   (0.07)
                                                                =========       =========
Basic and diluted weighted average common and common
  equivalent shares outstanding.............................    9,594,361       9,457,992
                                                                =========       =========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 25, 2000   JUNE 27, 1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................     $(1,945)        $  (678)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization...........................       1,854           2,172
    Compensation expense associated with stock options......          --              62
    Changes in assets and liabilities:
      Accounts receivable...................................         413          (2,546)
      Inventories...........................................      (2,757)          1,459
      Other current assets..................................         254           1,015
      Other assets..........................................        (149)            901
      Accounts payable......................................         276              74
      Accrued expenses......................................        (972)         (1,370)
                                                                 -------         -------
      Net cash (used in) provided by operating activities...      (3,026)          1,089
                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............      (1,818)         (1,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants..............          27              15
Payments of principal on long-term debt.....................         (36)           (580)
                                                                 -------         -------
      Net cash used in financing activities.................          (9)           (565)
                                                                 -------         -------
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND
  INVESTMENTS...............................................          42              (7)
                                                                 -------         -------
NET DECREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS......      (4,811)           (796)
Cash, cash equivalents and investments, beginning of
  period....................................................      37,267           7,796
                                                                 -------         -------
Cash, cash equivalents and investments, end of period.......     $32,456         $ 7,000
                                                                 =======         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest..............................................     $    59         $    23
                                                                 =======         =======
      Income taxes, net of refunds..........................     $    21         $    86
                                                                 =======         =======

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 25, 2000
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.   INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of June 25, 2000, and results of operations for the three months ended June 25, 2000 and June 27, 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

3.   LOSS PER SHARE

    Options to purchase 1,344,959 and 2,266,781 shares of common stock for the three months ended June 25, 2000 and June 27, 1999, respectively, were not included in calculating dilutive net loss per share because the effect would be anti-dilutive.

4.  DIVESTITURE

    On August 20, 1999, the Company sold all of the issued and outstanding shares of comon stock of Clare EMG, Inc. ("EMG"), a wholly owned subsidiary of C.P. Clare, and certain assets to Sumida Electric Co., Ltd. ("Sumida"), for $37,426 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

    Pro forma results assuming the sale of Clare EMG occurred on April 1, 1999 are as follows:

                                                             THREE MONTHS ENDED
                                                               JUNE 27, 1999
                                                            --------------------
Net Sales.................................................        $21,571
Net Loss..................................................        $(2,309)
Net Loss per share........................................        $ (0.24)

5.  CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of nine months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at June 27, 1999 consisted principally of overnight

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 25, 2000
      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (CONTINUED)

5.  CASH, CASH EQUIVALENTS AND INVESTMENTS (CONTINUED)

commercial paper and at June 25, 2000 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be held to maturity at June 25, 2000, as the Company has the ability and intent to hold these investments until maturity. The investments are carried at cost, which approximates amortized cost. Investments classified as held to maturity are $1,969 at June 25, 2000.

6.  INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 25, 2000 and March 31, 1999:

                                                    JUNE 25, 2000   MARCH 31, 2000
                                                    -------------   --------------
Raw Material......................................     $ 3,644         $ 3,200
Work in process...................................       7,663           5,858
Finished goods....................................       2,856           2,348
                                                       -------         -------
                                                       $14,163         $11,406
                                                       =======         =======

7.  ACCRUED EXPENSES

    Accrued expenses consist of the following at June 25, 2000 and March 31, 2000:

                                                    JUNE 25, 2000   MARCH 31, 2000
                                                    -------------   --------------
Payroll and benefits..............................     $2,191           $2,679
Restructuring.....................................         17              149
Environmental remediation (Note 8)................        851              854
Other.............................................      1,888            2,214
                                                       ------           ------
                                                       $4,947           $5,896
                                                       ======           ======

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 25, 2000
      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (CONTINUED)

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

9.  NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivatives fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows derivative gains or losses to offset related results on the hedged item in the income statement, and require that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect that such adoption will have an impact on the Company's results of operations, financial position or cash flows.

    In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25 (Interpretation 44)." Interpretation No. 44 clarifies the application of APB No. 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The Company does not expect that the adoption of Interpretation 44 will materially affect its consolidated results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes," no later than December 31, 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have had a material impact on future operating results.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 25, 2000
      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (CONTINUED)

10.  COMPREHENSIVE LOSS

    The components of the Company's comprehensive loss are as follows:

                                                           THREE MONTHS ENDED
                                                      -----------------------------
                                                      JUNE 25, 2000   JUNE 27, 1999
                                                      -------------   -------------
Net loss............................................     $(1,945)         $(678)
Foreign currency translation adjustments, net of
  taxes.............................................          40           (157)
                                                         -------          -----
Comprehensive loss..................................     $(1,905)         $(835)
                                                         =======          =====

11.  FINANCIAL INFORMATION BY SEGMENT

    The Company changed this composition of reportable operating segments during fiscal 2001. Reportable operating segments are Solid State Relays, Integrated Circuits, Reed Switches and Electromechanical and other products. Segment information for the quarter ended June 27, 1999, has been restated to reflect these changes.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the quarters ended June 25, 2000 and June 27, 1999 is as follows.

                                                                                   ELECTRO-
                                            SOLID STATE   INTEGRATED     REED     MECHANICAL
                                              RELAYS       CIRCUITS    SWITCHES   AND OTHER    CORPORATE    TOTAL
                                            -----------   ----------   --------   ----------   ---------   --------
THREE MONTHS ENDED--JUNE 25, 2000
Net product sales from external
  customers...............................    $12,425       $3,775      $5,270      $    --     $   --     $21,470
Gross profit..............................      3,791        2,129         991           --         --       6,911
Depreciation and amortization.............      1,098          506         250           --         --       1,854
Interest income...........................         --           --          --           --        584         584
Interest expense..........................         --           --          --           --         40          40
Property, plant and equipment.............     15,833        7,294       3,603           --         --      26,730

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 25, 2000
      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (CONTINUED)

11.  FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

                                                                                   ELECTRO-
                                            SOLID STATE   INTEGRATED     REED     MECHANICAL
                                              RELAYS       CIRCUITS    SWITCHES   AND OTHER    CORPORATE    TOTAL
                                            -----------   ----------   --------   ----------   ---------   --------
THREE MONTHS ENDED--JUNE 27, 1999
Net product sales from external
  customers...............................    $11,861       $2,959      $6,558      $14,660     $   --     $36,038
Gross profit..............................      2,466        1,660       1,819        2,581         --       8,526
Depreciation and amortization.............      1.097          127         324          624         --       2,172
Interest income...........................         --           --          --           --         26          26
Interest expense..........................         --           --          --           --         23          23
Income tax benefit........................         --           --          --           --       (354)       (354)
Property, plant and equipment.............     19,905        1,195       5,877       12,439         --      39,416

    Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments.

    Long-lived tangible assets by geographic area were as follows:

                                                  THREE MONTHS ENDED
                                           ---------------------------------
GEOGRAPHIC AREA                             JUNE 25, 2000     JUNE 27, 1999
---------------                            ---------------   ---------------
United States............................      $26,580           $25,579
Belgium..................................          150               227
France...................................           --                14
Germany..................................           --                16
Mexico...................................           --            13,580
                                               -------           -------
                                               $26,730           $39,416
                                               =======           =======

    Revenues by geographic area for the quarter ended June 25, 2000 were as follows:

                                                          THREE MONTHS ENDED
                                                     -----------------------------
GEOGRAPHIC AREA                                      JUNE 25, 2000   JUNE 27, 1999
---------------                                      -------------   -------------
United States......................................     $ 9,774         $21,951
France.............................................       1,012           1,219
Germany............................................       1,221           1,473
Ireland............................................         254             400
Italy..............................................         372             848
Netherlands........................................          65             296
Sweden.............................................       1,007             915
United Kingdom.....................................       1,183           2,542
Japan..............................................         583             447
Malaysia...........................................       1,404             808
Mexico.............................................         917             103
Taiwan.............................................       1,000           1,406
Other..............................................       2,678           3,630
                                                        -------         -------
                                                        $21,470         $36,038
                                                        =======         =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission. See "Trends and Uncertainties" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                                THREE MONTHS
                                                                    ENDED
                                                             -------------------
                                                             JUNE 24,   JUNE 27,
                                                               2000       1999
                                                             --------   --------
Net sales..................................................   100.0%     100.0%
Cost of sales..............................................    67.8       76.3
                                                              -----      -----
  Gross profit.............................................    32.2       23.7

Operating expenses:
  Selling, general and administrative......................    28.6       18.2
  Research and development.................................    14.2        8.5

Operating income...........................................   (10.6)      (3.0)

Interest income............................................     2.7        0.1
Interest expense...........................................    (0.2)      (0.1)
Other (expense) income net.................................    (1.0)       0.1
                                                              -----      -----

Loss before income taxes...................................    (9.1)      (2.9)
Benefit for income taxes...................................      --       (1.0)
                                                              -----      -----
  Net loss.................................................    (9.1)%     (1.9)%
                                                              =====      =====

    NET SALES.  In the first quarter of fiscal 2001 revenues totaled
$21.5 million compared with $36.0 million for the same period in fiscal 2000. This decrease was a result of the divestiture of the electromagnetic product lines (EMG) during the second fiscal quarter of 2000. Excluding these products, revenues would have remained consistent during the first quarter of 2001 versus the comparable period in the prior year.

    Net sales by major product category were as follows:

                                                              THREE MONTHS ENDED
                                                            ----------------------
                                                            JUNE 25,      JUNE 27,
                                                              2000          1999
                                                            --------      --------
                                                                (IN MILLIONS)
Solid State Relays........................................   $12.4         $11.9
Integrated Circuits.......................................     3.8           3.0
Reed Switches.............................................     5.3           6.6
Electromagnetic and other products........................      --          14.7

    Solid state relays provide isolation and switching of signals and voltages. The primary application for the Company's relays is PCMCIA modems. Integrated circuits are used in a wide variety of both applications and markets. The principal application for reed switches is in cellular phones.

    Net sales to customers located outside of the United States totaled
$9.8 million in the first quarter of fiscal 2001. Net sales to customers in Europe and Asia represented 30% and 21%, respectively, of the Company's total net sales for the first quarter of fiscal 2001.

    Due to the inherent uncertainty of foreign exchange markets, the Company monitors its currency exposure and international economic developments and takes actions to reduce risk from foreign currency fluctuations. The Company will continue to focus on new markets and expansion of existing international markets.

    GROSS PROFIT. The Company's gross profit as a percentage of net sales increased to 32.2% in the first quarter of fiscal 2001 from 23.7% in the same period of fiscal 2000. This increase was principally due to the divestiture of the lower margin electromagnetic product lines.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses decreased $0.4 million or 6% to $6.1 million in the first quarter of fiscal 2001 from $6.6 million in the same period in the prior fiscal year. The decrease was largely the result of closure of sales affiliates in France, Germany, and Japan, and the divestiture of EMG.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense totaled $3.0 million for the first quarter of fiscal 2001 consistent with the same period in fiscal 2000, as the elimination of spending on EMG product development was offset by increased investment in integrated circuit products research efforts.

    INTEREST INCOME. Interest income increased by $0.6 million for the first quarter of fiscal 2001 from the same period in fiscal 2000 due to significantly higher average cash balances associated with the proceeds from the sale of EMG.

    INTEREST EXPENSE. Interest expense for quarter ended June 25, 2000, remained consistent with the same period in fiscal 2000.

    OTHER (EXPENSE) INCOME. In the first quarters of both fiscal 2001 and 2000, other (expense) income consisted principally of net foreign currency transactional gains and losses. The Company reported foreign exchange losses of $95 thousand in the first quarter of fiscal 2001 as compared to foreign exchange losses of $90 thousand during the first quarter of fiscal 2000.

    INCOME TAXES. The Company provides for income taxes at its estimated annual effective tax rate. In the first quarter of fiscal 2001, the Company did not record a tax benefit for pre-tax losses because the Company believes that it is not likely that they will be able to utilize such a carryforward in the foreseeable future. In the first quarter of 2000, the Company recorded a tax benefit based on its carryback ability to be applied to prior year earnings as a result of its net operating losses.

TRENDS AND UNCERTAINTIES

    COMPETITION. C.P. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering, or financial resources.

    CUSTOMER CONCENTRATION. In the first quarter of fiscal 2000, the Company's ten largest customers accounted for 32% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

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

    FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. In addition, based on the recent capital expansions, the Company has increased its operational fixed costs

    FULL UTILIZATION OF THE NEW WAFER FABRICATION FACILITY. The Company completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address capacity constraints and operating efficiencies in the production of its semiconductor products. To date, lower demand in semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. In addition, it is not expected that the new facility will be fully utilized in the short term, as certain planned new semiconductor products, including the Clare-Micronix products, will require significant additional capital investment to be able to be produced in the fabrication facility. Currently, these wafers and products are made utilizing outside foundries. A delay or lack of capital investment in the new manufacturing fabrication facility would have a material adverse effect on future operating results.

    INTERNATIONAL OPERATIONS. The Company's international operations are subject to several risks including, but not limited to, fluctuations in the value of foreign currencies, changes to import and export duties or regulations, and difficulty in collecting accounts receivable. While, to date, these factors have not had a material effect on the Company's results, there can be no assurance that there will not be such an impact in the future.

    LIQUIDITY. The Company's cash balance has remained consistently over $30 million during the first three months of fiscal 2001. The Company believes that this cash, the availability of operating leases for capital additions, and cash available through a $15.0 million committed revolving credit facility should be adequate to cover its needs for the foreseeable future. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's results.

    MARKETS. The Company continues to evaluate its operations and product offerings in order to invest in or potentially divest of certain business or market opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended June 25, 2000, the Company's cash, cash equivalents and investments decreased by $4.8 million. Operations used
$3.0 million of cash during this period, mainly for inventory needed for shipments during a shut down and relocation of the reed switch facility and for anticipated orders for LiteLink. Capital expenditures during the quarter totaled $1.8 million, largely for the new reed switch facility in St. Louis.

    At June 25, 2000, the Company had $0.3 million of outstanding debt representing capital leases assumed when the Company acquired Clare-Micronix. In fiscal 1999, the Company entered into a $15 million committed revolving credit facility ("credit facility"). This credit line has been amended to remove certain covenants and grant the bank a specified security interest in securities maintained in the Company's investment account. No borrowings have been made against this credit facility.

    The Company believes that cash, cash equivalents, and investments and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

Date: August 9, 2000