Form 10-Q
period 2000-09-24
C P CLARE CORP
filed 2000-11-08
CIK 945123

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000
                                       OR

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

                            ------------------------

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

    As of October 20, 2000, there were 9,727,911 shares of Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             C.P. CLARE CORPORATION

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I                  FINANCIAL INFORMATION:

Item 1.                 Financial Statements

                        Consolidated Condensed Balance Sheets.......................       1

                        Consolidated Condensed Statements of Operations.............       2

                        Consolidated Condensed Statements of Cash Flows.............       3

                        Notes to Consolidated Condensed Financial Statements........     4-8

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          And Results of Operations.................................    9-12

Item 3.                 Quantitative and Qualitative Disclosure About Market Risk...      12

PART II                 OTHER INFORMATION:

Item 1.                 Legal Proceedings...........................................      13

Item 2.                 Changes in Securities and Use of Proceeds...................      13

Item 3.                 Default Upon Senior Securities..............................      13

Item 4.                 Submission of Matters to a Vote of Security Holders.........      13

Item 5.                 Other Information...........................................      13

Item 6.                 Exhibits and Reports on Form 8-K............................      13

Signatures..........................................................................      14

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 24, 2000   MARCH 31, 2000
                                                              ------------------   --------------
ASSETS
Current assets:
  Cash, cash equivalents and investments (Note 5)...........       $ 25,858           $ 37,267
  Accounts receivable, less allowance for doubtful
    accounts................................................         11,459             11,068
  Inventories (Note 6)......................................         15,662             11,406
  Other current assets......................................          1,401              1,636
  Deferred income taxes.....................................          2,733              2,733
                                                                   --------           --------
    Total current assets....................................         57,113             64,110

Property, plant and equipment, net..........................         27,603             26,294

Other assets:
  Intangibles, net of accumulated amortization of $4,381 and
    $3,410, Respectively....................................         10,037              9,354
  Deferred income taxes.....................................            451                451
  Other.....................................................            668                451
                                                                   --------           --------
                                                                   $ 95,872           $100,660
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................       $    123           $    139
  Accounts payable..........................................          6,991              5,151
  Accrued expenses..........................................          5,242              5,896
                                                                   --------           --------
    Total current liabilities...............................         12,356             11,186
Long-term debt, net of current portion......................            217                146
                                                                   --------           --------
    Total liabilities.......................................         12,573             11,332
                                                                   --------           --------

Stockholders' equity:
  Preferred stock, $.01 par value--Authorized: 2,500,000
    shares; Issued and outstanding: None....................             --                 --
  Common stock, $.01 par value--Authorized: 40,000,000
    shares; Issued and outstanding: 9,625,962 shares and
    9,591,266 shares as of September 24, 2000 and March 31,
    2000, respectively......................................             96                 96
  Additional paid-in capital................................         97,129             96,895
  Accumulated deficit.......................................        (13,033)            (7,210)
  Cumulative translation adjustment.........................           (728)              (453)
  Less: Treasury Stock (30,000 common shares, at cost)......           (165)                --
                                                                   --------           --------
    Total stockholders' equity..............................         83,299             89,328
                                                                   --------           --------
                                                                   $ 95,872           $100,660
                                                                   ========           ========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -------------------------------   -------------------------------
                                             SEPT. 24, 2000   SEPT. 26, 1999   SEPT. 24, 2000   SEPT. 26, 1999
                                             --------------   --------------   --------------   --------------
Net sales..................................     $  19,772        $  28,934        $  41,242        $  64,972
Cost of sales..............................        14,811           24,212           29,370           51,724
                                                ---------        ---------        ---------        ---------
  Gross profit.............................         4,961            4,722           11,872           13,248

Operating expenses:
  Selling, general and administrative......         5,521            6,128           11,653           12,683
  Research and development.................         3,675            3,628            6,718            6,662
  Gain on disposal of business, net of
    related restructuring and other costs
    (Note 4)...............................            --          (12,990)              --          (12,990)
  Restructuring costs (Note 8).............            --             (875)              --             (875)
                                                ---------        ---------        ---------        ---------
Operating (loss) income....................        (4,235)           8,831           (6,499)           7,768

Interest income............................           449              237            1,033              262
Interest expense...........................           (91)             (26)            (131)             (49)
Other income (expense), net................            --              116             (225)             145
                                                ---------        ---------        ---------        ---------
    (Loss) income before benefit for income
      taxes................................        (3,877)           9,158           (5,822)           8,126
    Benefit for income taxes...............            --           (1,348)              --           (1,702)
                                                ---------        ---------        ---------        ---------
    Net (loss) income......................     $  (3,877)       $  10,506        $  (5,822)       $   9,828
                                                =========        =========        =========        =========
Earnings (loss) per common and common share
  Equivalent (Note 3):
    Basic (loss) earnings per share........     $   (0.40)       $    1.10        $   (0.61)       $    1.04
                                                =========        =========        =========        =========
    Diluted (loss) earnings per share......     $   (0.40)       $    1.08        $   (0.61)       $    1.02
                                                =========        =========        =========        =========

Weighted average common and common share
  Equivalent shares outstanding:
    Basic..................................     9,623,775        9,508,632        9,609,068        9,483,312
                                                =========        =========        =========        =========
    Diluted................................     9,623,775        9,705,008        9,609,068        9,621,303
                                                =========        =========        =========        =========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                              -------------------------------
                                                              SEPT. 24, 2000   SEPT. 26, 1999
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................     $ (5,822)        $  9,828
Adjustments to reconcile net (loss) income to net cash (used
  in) provided by operating activities:
  Gain on disposal of business..............................           --          (12,990)
  Depreciation and amortization.............................        3,916            5,045
  Non-cash portion of restructuring charge..................           --             (875)
  Compensation expense associated with stock options........           --               62
  Changes in assets and liabilities, net of effect from
    acquisition in 2000 and disposal in 1999:
    Accounts receivable.....................................         (390)           4,075
    Inventories.............................................       (4,058)           2,577
    Other current assets....................................          254             (215)
    Other assets............................................         (217)             (96)
    Accounts payable........................................        1,840           (4,435)
    Accrued expenses and other liabilities..................         (676)          (1,412)
                                                                 --------         --------
    Net cash (used in) provided by operating activities.....       (5,153)           1,564
                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............       (4,122)          (3,666)
Net proceeds from disposal of business activities...........           --           33,115
Purchase of Teltone.........................................       (1,987)              --
                                                                 --------         --------
    Net cash (used in) provided by investing activities.....       (6,109)          29,449
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock..................          187              238
Proceeds from exercise of options and warrants..............           47               15
Purchase of treasury stock..................................         (165)              --
Net Borrowings (payments) of principal on long-term debt....           57             (140)
                                                                 --------         --------
    Net cash provided by financing activities...............          126              113
                                                                 --------         --------
Effect Of Exchange Rates On Cash, Cash Equivalents And
  Investments...............................................         (275)              94
                                                                 --------         --------
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND
  INVESTMENTS...............................................      (11,411)          31,220
Cash, cash equivalents and investments, beginning of
  period....................................................       37,267            7,796
                                                                 --------         --------
Cash, cash equivalents and investments, end of period.......     $ 25,856         $ 39,016
                                                                 ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................     $    114         $      3
                                                                 ========         ========
    Income taxes............................................     $    113         $     93
                                                                 ========         ========
  Sale of business:
    Carrying amount of net assets sold......................     $     --         $(20,829)
    Cash received...........................................           --           37,629
    Expenses................................................           --           (3,810)
                                                                 --------         --------
    Gain on sale after expenses.............................     $     --         $ 12,990
                                                                 ========         ========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                    C.P. CLARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.  INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of September 24, 2000, and results of operations for the six months ended September 24, 2000 and September 26, 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

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

    A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -------------------------------   -------------------------------
                                             SEPT. 24, 2000   SEPT. 26, 1999   SEPT. 24, 2000   SEPT. 26, 1999
                                             --------------   --------------   --------------   --------------
Basic weighted average shares
  outstanding..............................     9,623,775        9,508,632        9,609,068        9,483,312
Weighted average common share
  equivalents..............................            --          196,376               --          137,991
                                                ---------        ---------        ---------        ---------
Diluted weighted average shares
  outstanding..............................     9,623,775        9,705,008        9,609,068        9,621,303
                                                =========        =========        =========        =========

    The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -------------------------------   -------------------------------
                                             SEPT. 24, 2000   SEPT. 26, 1999   SEPT. 24, 2000   SEPT. 26, 1999
                                             --------------   --------------   --------------   --------------
Options to purchase common stock...........     1,898,069        1,669,245        1,380,073        2,225,307

4.  DIVESTITURE

    On August 20, 1999, the Company sold all of the issued and outstanding shares of comon stock of Clare EMG, Inc. ("EMG"), a wholly owned subsidiary of C.P. Clare, and certain assets to Sumida Electric Co., Ltd. ("Sumida"), for $37,629 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

5.  CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investment instruments with maturities of nine months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at September 24, 2000 consisted principally of overnight commercial paper and at March 31, 2000 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be held-to-maturity at September 24, 2000, as the Company had the ability and intent to hold these investments until maturity. The investments are carried at cost which approximates amortized cost. Investments classified as held-to-maturity were $2,000 at June 25, 2000.

6.  INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consisted of the following at September 24, 2000 and March 31, 2000:

                                                SEPTEMBER 24, 2000   MARCH 31, 2000
                                                ------------------   --------------
Raw Material..................................        $ 5,433           $ 3,200
Work in process...............................          7,649             5,858
Finished goods................................          2,580             2,348
                                                      -------           -------
                                                      $15,662           $11,406
                                                      =======           =======

7.  ACCRUED EXPENSES

    Accrued expenses consisted of the following at September 24, 2000 and March 31, 2000:

                                                SEPTEMBER 24, 2000   MARCH 31, 2000
                                                ------------------   --------------
Payroll and benefits..........................        $1,871             $2,679
Restructuring (Note 8)........................            --                149
Environmental remediation (Note 9)............           848                854
Other.........................................         2,523              2,214
                                                      ------             ------
                                                      $5,242             $5,896
                                                      ======             ======

8.  RESTRUCTURING COSTS

    In fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pretax charge of $3,700 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3. In fiscal 2000, the Company revised the estimated cost of this restructuring by reversing $875. The revision reflects lower than expected severance costs. The Company has paid all 1999 restructuring expenses as of September 2000.

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

10.  NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivatives fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows derivative gains or losses to offset related results on the hedged item in the income statement, and require that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have an impact on the Company's results of operations, financial position or cash flows.

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

11.  COMPREHENSIVE (LOSS) INCOME

    The Company adopted SFAS No. 130 "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displays of comprehensive (loss) income and its components in the financial statements. The components of the Company's comprehensive (loss) income are as follows:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -------------------------------   -------------------------------
                                             SEPT. 24, 2000   SEPT. 26, 1999   SEPT. 24, 2000   SEPT. 26, 1999
                                             --------------   --------------   --------------   --------------
Net (loss) income..........................      $(3,877)         $10,506          $(5,822)         $9,828
Foreign currency translation adjustments,
  net of taxes.............................         (315)               6             (274)              7
                                                 -------          -------          -------          ------
Comprehensive (loss) income................      $(4,192)         $10,512          $(6,096)         $9,835
                                                 =======          =======          =======          ======

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

    The Company's reportable operating segments are Solid State Relays, Integrated Circuits, Reed Switches and Electromechanical and other products.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the quarters ended September 24, 2000 and September 26, 1999 was as follows.

                                                                                  ELECTRO-
                                         SOLID STATE   INTEGRATED     REED     MECHANICAL AND
                                           RELAYS       CIRCUITS    SWITCHES       OTHER        CORPORATE    TOTAL
                                         -----------   ----------   --------   --------------   ---------   --------
THREE MONTHS ENDED--SEPTEMBER 24, 2000
Net product sales......................    $12,597       $4,564     $ 2,611       $    --        $    --    $19,772
Gross Profit...........................      4,072        2,263      (1,374)           --             --      4,961
Depreciation and amortization..........      1,183          686         193            --             --      2,062
Interest income........................         --           --          --            --            449        449
Interest expense.......................         --           --          --            --             91         91
Income taxes...........................         --           --          --            --             --         --
Property, plant and equipment..........     20,805        1,315       5,483            --             --     27,603

SIX MONTHS ENDED--SEPTEMBER 24, 2000
Net product sales......................    $25,022       $8,338     $ 7,882       $    --        $    --    $41,242
Gross Profit...........................      7,862        4,393        (383)           --             --     11,872
Depreciation and amortization..........      2,330        1,143         443            --             --      3,916
Interest income........................         --           --          --            --          1,033      1,033
Interest expense.......................         --           --          --            --            131        131
Income taxes...........................         --           --          --            --             --         --
Property, plant and equipment..........     20,805        1,315       5,483            --             --     27,603

THREE MONTHS ENDED--SEPTEMBER 26, 1999
Net product sales......................    $12,309       $2,451     $ 6,023       $ 8,151        $    --    $28,934
Gross Profit...........................      2,407        1,253       1,051            11             --      4,722
Depreciation and amortization..........      1,562          634         278           399             --      2,873
Interest income........................         --           --          --            --            237        237
Interest expense.......................         --           --          --            --             26         26
Benefit for income taxes...............         --           --          --            --         (1,348)    (1,348)
Property, plant and equipment..........     22,679        1,123       4,478            --             --     28,280

                                                                                  ELECTRO-
                                         SOLID STATE   INTEGRATED     REED     MECHANICAL AND
                                           RELAYS       CIRCUITS    SWITCHES       OTHER        CORPORATE    TOTAL
                                         -----------   ----------   --------   --------------   ---------   --------
SIX MONTHS ENDED--SEPTEMBER 26, 1999
Net product sales......................    $24,095       $5,410     $12,581       $22,886        $    --    $64,972
Gross Profit...........................      4,857        2,913       2,870         2,608             --     13,248
Depreciation and amortization..........      2,240        1,181         601         1,023             --      5,045
Interest income........................         --           --          --            --            262        262
Interest expense.......................         --           --          --            --             49         49
Benefit for income taxes...............         --           --          --            --         (1,702)    (1,702)
Property, plant and equipment..........     22,679        1,123       4,478            --             --     28,280

    Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms' length basis.

    Long-lived tangible assets by geographic area were as follows:

                                                    LONG-LIVED TANGIBLE ASSETS
                                                -----------------------------------
GEOGRAPHIC AREA                                 SEPTEMBER 24, 2000   MARCH 31, 2000
---------------                                 ------------------   --------------
United States.................................        $27,472           $26,107
Other.........................................            131               187
                                                      -------           -------
                                                      $27,603           $26,294
                                                      =======           =======

    Revenues by geographic area for the three and nine months ended September 24, 2000 and September 26, 1999 were as follows:

                                                                 REVENUE
                           -----------------------------------------------------------------------------------
                           THREE MONTHS ENDED   THREE MONTHS ENDED     SIX MONTHS ENDED     SIX MONTHS ENDED
GEOGRAPHIC AREA            SEPTEMBER 24, 2000   SEPTEMBER 26, 1999    SEPTEMBER 24, 2000   SEPTEMBER 26, 1999
---------------            ------------------   -------------------   ------------------   -------------------
United States............       $ 9,013               $12,640                $18,787              $34,951
France...................           830                   794                  1,842                2,013
Germany..................         1,383                 1,155                  2,604                2,628
Ireland..................           274                   263                    528                  663
Italy....................           207                   340                    579                1,188
Netherlands..............           170                   199                    235                  495
Sweden...................           858                   956                  1,865                1,871
United Kingdom...........           984                 2,286                  2,167                4,828
Japan....................            19                   484                    602                  768
Malaysia.................         2,037                 2,802                  3,441                4,443
Mexico...................           617                 1,246                  1,534                1,976
Taiwan...................         1,283                 1,864                  2,283                2,957
Other....................         2,097                 3,905                  4,775                6,191
                                -------               -------                -------              -------
                                $19,772               $28,934                $41,242              $64,972
                                =======               =======                =======              =======

13.  ACQUISITION OF PRODUCT LINE

    On August 25, 2000 the Company acquired certain tangible and intangible assets related to Teltone Corporation's Integrated Circuit business for $1,987.

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

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 24,   SEPTEMBER 26,   SEPTEMBER 24,   SEPTEMBER 26,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Net sales.................................      100.0%          100.0%          100.0%          100.0%
Cost of sales.............................       74.9            83.7            71.2            79.6
                                                -----           -----           -----           -----
  Gross profit............................       25.1            16.3            28.8            20.4
  Operating expenses:
  Selling, general and administrative.....       27.9            21.2            28.3            19.5
  Research and development................       18.6            12.5            16.3            10.3
  Restructuring credit....................         --            (3.0)             --            (1.4)
  Gain on disposal of business............         --           (44.9)             --           (20.0)
                                                -----           -----           -----           -----
  Operating income (loss).................      (21.4)           30.5           (15.8)           12.0
  Interest income.........................        2.3             0.8             2.5             0.4
  Interest expense........................       (0.5)           (0.1)           (0.3)           (0.1)
  Other income (expense), net.............         --             0.4            (0.5)            0.2
                                                -----           -----           -----           -----
  (Loss) income before income taxes.......      (19.6)           31.6           (14.1)           12.5
  Benefit for income taxes................       (0.0)           (4.7)             --            (2.6)
                                                -----           -----           -----           -----
  Net (loss) income.......................      (19.6)%          36.3%          (14.1)%          15.1%
                                                =====           =====           =====           =====

    NET SALES.  In the second quarter of fiscal 2001, revenues totaled
$19.8 million compared with $28.9 million for the same period in fiscal 2000, a decrease of 32%. For the six months ended September 24, 2000, revenues were $41.2 million compared with $65.0 million for the same period in the prior year, a decrease of 37%. Lower sales were largely the result of the disposition of the Company's electromagnetic product lines, which were sold to Sumida Electric in August of 1999, as higher sales of semiconductor products were essentially offset by lower demand for DYAD switches. For the three and six months ending September 26, 1999, the revenue would have been $19.8 million and $39.6 million, respectively, without electromagnetic products.

    Net sales to customers located outside of the United States totaled
$10.0 million in the second quarter of fiscal 2001, or about 51% of total net sales. Net sales to customers in Europe represented 29% and net sales to customers in Asia represented 22% of total net sales for the second quarter ended September 24, 2000.

    The Company monitors its currency exposure and international economic developments and takes actions to reduce the Company's risk from exposures to fluctuations in foreign currency markets. Because the Company ships and invoices all of its business from the United States, 100% of sales into Asia and approximately 75% of sales into Europe are U.S dollar denominated transactions and are, therefore, not exposed to exchange risk. Although a portion of sales into Europe are denominated in Euros, the related foreign currency assets are partially naturally hedged by foreign currency liabilities for local sales operations.

    GROSS PROFIT. The Company's gross profit as a percentage of net sales was 25% in the second quarter of fiscal 2001 compared with 16% during the same period in fiscal 2000. Gross profit as a percentage of net sales increased to 29% for the six months ended September 24, 2000 from 20% for the comparable period ended September 26, 1999. The increase was primarily due to the elimination of lower margin products included in the sale of EMG.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("S,G&A") expenses decreased $0.6 million or 10% to $5.5 million in the second quarter of fiscal 2001 from $6.1 million for the same period in the prior fiscal year. On a year-to-date basis, S,G&A expense totaled
$11.7 million, down $1.0 million from the prior year. The decrease was attributable primarily to reduced employment and the elimination of the electromagnetic products headquarters operation in Arlington Heights, Illinois.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.7 million for the second quarter of fiscal 2001 and $6.7 million on a year-to-date basis. These amounts were essentially equal to the corresponding periods in fiscal 2000 as the Company continued to invest in product design and process technology to support new products such as application specific integrated circuits (ASICs), the Line Card Access Switch (LCAS), LiteLink, and display drivers.

    RESTRUCTURING COSTS. In the second quarter of fiscal 1999, the Company announced a restructuring of its operations, and recorded a charge of $4.0 million. During the second quarter of fiscal 2000, $0.9 million of this charge was reversed to reflect residuals received from the sale of some of the Wakefield, MA assets and lower than anticipated severance costs. See Note 8 of the Consolidated Condensed Financial Statements.

    GAIN ON DISPOSAL OF BUSINESS.  Gain on disposal of business totaled
$13 million during the second quarter of fiscal 2000 and represented the gain on the sale of the reed relay, advanced magnetic winding, and surge arrestor product lines to Sumida Electric Company of Tokyo, Japan. The amount consists of the difference between the gross proceeds, less related selling and restructuring costs, and the value of the assets sold. See Note 4 of the Consolidated Condensed Financial Statements.

    INTEREST INCOME. Interest income totaled $0.4 million and $1.0 million for the second quarter and first six months of fiscal 2001, respectively. Interest income is derived from investments in both commercial paper and short-term tax exempt municipal bonds. Higher interest income compared with the prior fiscal year resulted from higher cash balances, largely from the proceeds from the sale of EMG.

    OTHER INCOME. Other income consisted principally of net foreign currency transactional gains and losses.

    INCOME TAXES. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. For the first six months of fiscal 2001, the Company did not record a tax benefit for pre-tax losses because it is not likely that such a benefit will be utilized in the foreseeable future.

TRENDS AND UNCERTAINTIES

    COMPETITION. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering or financial resources.

    CUSTOMER CONCENTRATION. In the second quarter of fiscal 2001, the Company's ten largest customers accounted for 35.0% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

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

    FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future. In addition, because of recent capital expansions, the Company has increased its operational fixed costs. This expansion also has resulted in new and increased responsibilities for management personnel and has placed pressures on the Company's operating systems. The Company's future success will depend to a large part on its ability to manage these changes and manage effectively its remote offices and facilities.

    FULL UTILIZATION OF THE NEW WAFER FABRICATION FACILITY. The Company completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address capacity constraints and operating efficiencies in the production of its semiconductor products. Since its completion in October 1997, demand for semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. In addition, it is not expected that the new facility will be fully utilized in the short term, as certain planned new semiconductor products, including the Clare-Micronix products, will require significant additional capital investment to be able to be produced in the fabrication facility. Currently, these wafers and products are made utilizing outside foundries. A delay or lack of capital investment in the new manufacturing fabrication facility would have a material adverse effect on future operating results.

    INTERNATIONAL OPERATIONS. The Company's international operations are subject to several risks including, but not limited to, fluctuations in the value of foreign currencies, changes to import and export duties or regulations, greater difficulty in collecting accounts receivable and labor unrest. These factors have not had a material effect on the Company's results; however, there can be no assurance that there will not be such an impact in the future.

    LIQUIDITY. The Company's ended the quarter with cash balances of $25.9 million compared with $39.0 million at September 26, 1999. The Company maintains a $15.0 secured committed revolving credit facility. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended September 24, 2000, the Company's cash, cash equivalents and investments decreased by $6.6 million, primarily for inventory to support anticipated orders of LCAS, LiteLink, and embedded modem modules; expansion of capacity in the Company's St. Louis switch factory; and acquisition on the Teltone ASIC product line.

    At September 24, 2000, the Company had $0.2 million of outstanding debt representing capital leases assumed when the Company acquired Clare-Micronix. In fiscal 1999, the Company entered into a $15 million unsecured committed revolving credit facility. No borrowings have been made against this credit facility.

    The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all currency exposure.

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

    None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on September 21, 2000 to elect two class II Directors to serve until the 2003 Annual Meeting of Stockholders and until their successors are duly elected and qualified; to authorize a change in the Company's name to Clare, Inc.; and to ratify the appointment of the accounting firm of Arthur Andersen LLP as independent accountants for the Company for the current year.

    Proposal One: Election of Directors


                                       FOR        WITHHELD
Andrew E. Lietz                     9,178,656       60,197
John G. Turner                      8,477,214      761,639

    Proposal Two: Change in Company Name


For:                               9,174,115
Against:                             51,446
Abstain:                             13,292

    Proposal Three: Appointment of Accounting Firm


For:                               9,210,449
Against:                             21,236
Abstain:                             6,868

    There were no Broker non votes.

ITEM 5.  OTHER INFORMATION

    On October 26, 1999, the Company's Board of Directors authorized a share repurchase program to buy up to one million shares of the Company's common stock up through October 26, 2000. As of September 24, 2000, 30,000 shares have been repurchased through the program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        27.0            Financial Data Schedule (Edgar)

    (b) Reports on Form 8-K

    None.

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

November 8, 2000