Form 10-Q
period 2000-12-24
CLARE INC
filed 2001-02-05
CIK 945123

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED DECEMBER 24, 2000
                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-26092

                                   -----------

                                   CLARE, INC.
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

                                   -----------

       Registrant's telephone number, including area code: (978) 524-6700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of January 21, 2001, there were 9,773,467 shares of Common Stock, $0.01 par value per share, outstanding.

CLARE, INC. TABLE OF CONTENTS
                                                                         PAGE

PART I   FINANCIAL INFORMATION:
Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets......................        1
         Consolidated Condensed Statements of Operations............        2
         Consolidated Condensed Statements of Cash Flows............        3
         Notes to Consolidated Condensed Financial Statements.......      4-9
Item 2.  Management's Discussion and Analysis of Financial
          Condition And Results of Operations.......................    10-13
Item 3.  Quantitative and Qualitative Disclosure About Market Risk..       13
PART II  OTHER INFORMATION:
Item 1.  Legal Proceedings..........................................       14
Item 2.  Changes in Securities and Use of Proceeds..................       14
Item 3.  Default Upon Senior Securities.............................       14
Item 4.  Submission of Matters to a Vote of Security Holders........       14
Item 5.  Other Information..........................................       15
Item 6.  Exhibits and Reports on Form 8-K...........................       15
Signatures..........................................................       15

CLARE, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (UNAUDITED)


                                                                     DECEMBER 24, MARCH 31,
                                                                        2000        2000
                                                                     ------------ ----------
ASSETS
Current assets:
   Cash and cash equivalents and investments (Note 5)..............    $28,073    $37,267
   Accounts receivable, less allowance for doubtful accounts.......      9,260     11,068
   Inventories (Note 6)............................................     14,199     11,406
   Other current assets............................................      1,483      1,636
   Deferred income taxes...........................................      2,733      2,733
                                                                     ------------ ----------
      Total current assets.........................................     55,748     64,110
Property, plant and equipment, net.................................     26,108     26,294
Other assets:
   Intangible assets, net of accumulated amortization
      of $4,936 and $3,410, respectively...........................      9,482      9,354
   Deferred income taxes...........................................        451        451
   Other...........................................................        854        451
                                                                     ------------ ----------
                                                                       $92,643   $100,660
                                                                     ------------ ----------
                                                                     ------------ ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capital
      lease obligations............................................       $112       $139
   Accounts payable................................................      7,655      5,151
   Accrued expenses................................................      4,210      5,896
                                                                     ------------ ----------
      Total current liabilities....................................     11,977     11,186
Long-term debt, net of current portion.............................        198        146
                                                                     ------------ ----------
      Total liabilities............................................     12,175     11,332
                                                                     ------------ ----------
Commitments and Contingencies (Note 9)
Stockholders' equity:
   Preferred stock, $.01 par value-Authorized: 2,500,000 shares;
      Issued and outstanding: None.................................          -          -
   Common stock, $.01 par value-Authorized: 40,000,000 shares;
      Issued: 9,728,111 shares and 9,591,266 shares as of
      December 24, 2000 and March 31, 2000, respectively...........         97         96
   Additional paid-in capital......................................     97,179     96,895
   Accumulated deficit.............................................   (16,031)    (7,210)
   Cumulative translation adjustment...............................      (612)      (453)
   Less: Treasury Stock (30,000 common shares, at cost)............      (165)          -
                                                                     ------------ ----------
      Total stockholders' equity...................................     80,468     89,328
                                                                     ------------ ----------
                                                                       $92,643   $100,660
                                                                     ------------ ----------
                                                                     ------------ ----------


               The accompanying notes are an integral part of the
                  Consolidated Condensed Financial Statements.

CLARE, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS (Dollars in Thousands, Except Per Share Data) (UNAUDITED)


                                                  DEC. 24, 2000         DEC. 26, 1999        DEC. 24, 2000         DEC. 26, 1999
                                                  -------------         -------------        -------------         -------------
                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          ------------------                          -----------------
Net sales..................................           $19,698               $21,617              $60,939               $86,590
Cost of sales..............................            14,435                15,748               43,805                67,472
                                                  -------------         -------------        -------------         -------------
   Gross profit............................             5,263                 5,869               17,134                19,118
Operating expenses:
   Selling, general and administrative.....             5,203                 5,005               16,853                17,689
   Research and development................             4,115                 3,500               10,834                10,162
   Gain on sale of real estate (Note 9)....             (716)                     -                (716)                     -
   Gain on disposal of business, net of
      related restructuring and other costs
      (Note 4).............................                 -                     -                    -              (12,990)
   Restructuring costs (Note 8)............                 -                     -                    -                 (875)
                                                  -------------         -------------        -------------         -------------
Operating (loss) income....................           (3,339)               (2,636)              (9,837)                 5,132
Interest income............................               345                   332                1,378                   594
Interest expense...........................              (18)                  (51)                (149)                 (100)
Other income (expense), net................                14                   124                (211)                   259
                                                  -------------         -------------        -------------         -------------
      (Loss) income before benefit for
        income taxes.......................           (2,998)               (2,231)              (8,819)                 5,885
      Benefit for income taxes.............                 -                     -                    -               (1,702)
                                                  -------------         -------------        -------------         -------------
      Net (loss) income....................          $(2,998)              $(2,231)             $(8,819)                $7,587
                                                  -------------         -------------        -------------         -------------
                                                  -------------         -------------        -------------         -------------
   Earnings (loss) per common and
      common share equivalent
      (Note 3):
      Basic (loss) earnings per share......           $(0.31)               $(0.23)              $(0.92)                  $.80
                                                  -------------         -------------        -------------         -------------
      Diluted (loss) earnings per share....           $(0.31)               $(0.23)              $(0.92)                  $.78
                                                  -------------         -------------        -------------         -------------
   Weighted average common and
      common share equivalent
      shares outstanding:
      Basic................................         9,677,691             9,522,942            9,628,645             9,496,522
      Diluted..............................         9,677,691             9,522,942            9,628,645             9,666,471
                                                  -------------         -------------        -------------         -------------
                                                  -------------         -------------        -------------         -------------


               The accompanying notes are an integral part of the
                  Consolidated Condensed Financial Statements.

CLARE, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF
CASH FLOWS (DOLLARS IN THOUSANDS) (UNAUDITED)


                                                                                             DEC. 24, 2000         DEC. 26, 1999
                                                                                             -------------         -------------
                                                                                                  FOR THE NINE MONTHS ENDED
                                                                                             -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income......................................................................        $(8,819)                $7,587
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Gain on disposal of business........................................................               -              (12,990)
   Gain on sale of real estate.........................................................           (716)                     -
   Depreciation and amortization.......................................................           6,143                 7,057
   Non-cash portion of restructuring charge............................................               -                 (875)
   Compensation expense associated with stock options..................................               -                    62
   Changes in assets and liabilities, net of effect from disposition in 1999:
      Accounts receivable..............................................................           1,808                 4,795
      Inventories......................................................................         (2,609)                 1,392
      Other current assets.............................................................             153                 (540)
      Other assets.....................................................................           (401)                 (120)
      Accounts payable.................................................................           2,505               (7,975)
      Accrued expenses and other liabilities...........................................         (1,337)               (2,242)
                                                                                             -------------         -------------
      Net cash used in operating activities............................................         (3,273)               (3,849)
                                                                                             -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net.........................................         (5,218)               (3,836)
Net proceeds from sale of real estate..................................................           1,300                     -
Net proceeds from disposal of business activities......................................               -                33,115
Purchase of Teltone inventory and intangible assets....................................         (1,987)                     -
                                                                                             -------------         -------------
      Net cash (used in) provided by investing activities..............................         (5,905)                29,279
                                                                                             -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock.............................................             187                   392
Proceeds from exercise of options......................................................              98                    15
Purchase of treasury stock.............................................................           (165)                     -
Net borrowings (payments) of principal on long-term debt...............................              25                 (211)
                                                                                             -------------         -------------
      Net cash provided by financing activities........................................             145                   196
                                                                                             -------------         -------------
Effect Of Exchange Rates On Cash, Cash Equivalents And Investments.....................           (161)                     -
                                                                                             -------------         -------------
NET (DECREASE) INCREASE IN CASH, AND CASH EQUIVALENTS..................................         (9,194)                25,626
Cash and cash equivalents, beginning of period.........................................          37,267                 7,796
                                                                                             -------------         -------------
Cash and cash equivalents end of period................................................         $28,073               $33,422
                                                                                             -------------         -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest.........................................................................            $138                  $282
                                                                                             -------------         -------------
      Income taxes, net of refunds.....................................................           $(70)                   $69
                                                                                             -------------         -------------
Sale of business:
      Carrying amount of net assets sold...............................................             $-              $(20,829)
      Cash received....................................................................              -                 37,629
      Expenses.........................................................................              -                (3,810)
                                                                                             -------------         -------------
      Gain on sale after expenses......................................................             $-                $12,990
                                                                                             -------------         -------------


               The accompanying notes are an integral part of the
                  Consolidated Condensed Financial Statements.

                            CLARE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 24, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  FISCAL PERIODS

         The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, December 31 and March 31.

2.  INTERIM FINANCIAL STATEMENTS

         The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of December 24, 2000, and results of operations for the nine months ended December 24, 2000 and December 26, 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

3.  EARNINGS (LOSS) PER SHARE

         A reconciliation of basic and diluted shares outstanding, is as follows:


                                                DECEMBER 24, 2000     DECEMBER 26, 1999    DECEMBER 24, 2000     DECEMBER 26, 1999
                                                -----------------     -----------------    -----------------     -----------------
                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                ---------------------------------------    ---------------------------------------
Basic weighted average shares outstanding.......    9,677,691             9,522,942            9,628,645             9,496,522
Weighted average common share equivalents.......            -                     -                    -               169,949
                                                -----------------     -----------------    -----------------     -----------------
Diluted weighted average shares outstanding.....    9,677,691             9,522,942            9,628,645             9,666,471
                                                -----------------     -----------------    -----------------     -----------------
                                                -----------------     -----------------    -----------------     -----------------


         The following securities were not included in computing diluted earnings per share because their effect would be anti-dilutive.


                                                DECEMBER 24, 2000     DECEMBER 26, 1999    DECEMBER 24, 2000     DECEMBER 26, 1999
                                                -----------------     -----------------    -----------------     -----------------
                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                ---------------------------------------    ---------------------------------------
Options to purchase common stock...........         2,132,467             1,715,983            1,885,602             2,175,856
                                                -----------------     -----------------    -----------------     -----------------
                                                -----------------     -----------------    -----------------     -----------------


4.  DIVESTITURE

         On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG"), a wholly owned subsidiary of Clare, and certain assets to Sumida Electric Co., Ltd. ("Sumida"), for $37,629 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrestor product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

Pro forma financial information reflecting the divestiture of Clare EMG, Inc. is as follows:

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                      DECEMBER 26, 1999     DECEMBER 26, 1999
                                      -----------------     -----------------

Net Sales..........................        $21,617               $60,797
Gross Profit.......................          5,869                15,279
Operating loss.....................         (2,636)               (5,517)
Net loss...........................         (2,231)               (3,418)
Basic loss per share...............          (0.23)                (0.36)
Diluted loss per share.............          (0.23)                (0.36)


5.  CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Short-term investments are instruments with maturities of less than one year. The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments at December 24, 2000 consisted principally of overnight commercial paper and at March 31, 2000 consisted principally of overnight and short-term tax exempt commercial paper and tax exempt variable rate municipal bonds. The Company had the option to require the issuers of the tax exempt variable rate municipal bonds to purchase these investments upon 7 days notice. The Company deemed these investments to be held-to-maturity at March 31, 2000, as the Company had the ability and intent to hold these investments until maturity. The investments are carried at cost, which approximates amortized cost. Investments classified as held-to-maturity were $2,000 at December 24, 2000.

6.  INVENTORIES

         Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 24, 2000 and March 31, 2000:

                                     DECEMBER 24, 2000   MARCH 31, 2000
                                     -----------------   --------------
Raw Material.........................      $5,057          $3,200
Work in process......................       6,781           5,858
Finished goods.......................       2,361           2,348
                                     -----------------   --------------
                                          $14,199         $11,406
                                     -----------------   --------------
                                     -----------------   --------------

7.  ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 24, 2000 and March 31, 2000:

                                            DECEMBER 24, 2000   MARCH 31, 2000
                                            -----------------   --------------
Payroll and benefits........................       $1,158          $2,679
Restructuring (Note 8)......................            -             149
Environmental remediation (Note 9)..........          490             854
Other.......................................        2,562           2,214
                                            -----------------   --------------
                                                   $4,210          $5,896
                                            -----------------   --------------
                                            -----------------   --------------

8.       RESTRUCTURING COSTS

         In fiscal 1999, the Company announced a restructuring of its operations, and recorded a non-recurring pre-tax charge of $3,700 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3. In fiscal 2000, the Company revised the estimated cost of this restructuring by reversing $875 reflecting lower than expected severance costs. The Company paid all 1999 restructuring expenses as of September 2000.

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

         During December 2000, the Company sold its West Pratt Avenue facility in Chicago, Illinois ("Site") for $1,300 in cash, net of closing costs. The net book value of the assets sold was $934, resulting in a gain of $366. During December 2000, management revised its estimate for environmental remediation liability at this site and two adjacent sites by reducing the liability by $350, which is included in the gain on the sale of real estate.

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

         In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25 (Interpretation 44)". Interpretation No. 44 clarifies the application of APB No. 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The adoption of Interpretation 44 did not materially affect the Company's consolidated results of operations.

         The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition", in December 1999. The Company is required to adopt this new accounting guidance in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes," no later than December 31, 2000. The adoption of SAB No. 101 did not have a material impact on the Company's operating results, financial position or cash flows.

11.      COMPREHENSIVE (LOSS) INCOME

         The components of the Company's comprehensive (loss) income are as follows:


                                                DECEMBER 24, 2000     DECEMBER 26, 1999    DECEMBER 24, 2000     DECEMBER 26, 1999
                                                -----------------     -----------------    -----------------     -----------------
                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                ---------------------------------------    ---------------------------------------
Net (loss) income..........................         $(2,998)              $(2,231)             $(8,819)                $7,587
Foreign currency translation adjustments,
   net of taxes............................              116                  (94)                (159)                 (150)
                                                -----------------     -----------------    -----------------     -----------------
Comprehensive (loss) income................         $(2,882)              $(2,325)             $(8,978)               $7,437
                                                -----------------     -----------------    -----------------     -----------------
                                                -----------------     -----------------    -----------------     -----------------



12.      FINANCIAL INFORMATION BY SEGMENT

         The Company's reportable operating segments are Solid State Relays, Integrated Circuits, Reed Switches and Electromechanical and other products.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the quarters ended December 24, 2000 and December 26, 1999 was as follows:


                                       SOLID STATE       INTEGRATED        REED           ELECTRO-          CORPORATE       TOTAL
                                          RELAYS          CIRCUITS       SWITCHES   MECHANICAL AND OTHER
                                       -----------       ----------      --------   --------------------    ---------       -----
THREE MONTHS ENDED-DECEMBER 24, 2000
Net product sales.................        12,265            4,560           2,873                  -              -         19,698
Gross Profit......................         3,411            2,187           (335)                  -              -          5,263
Depreciation and amortization.....         1,195              775             311                  -              -          2,281
Interest income...................             -                -               -                  -            345            345
Interest expense..................             -                -               -                  -             18             18
Income taxes......................             -                -               -                  -              -              -
Property, plant and equipment.....        18,086            3,337           4,685                  -              -         26,108

NINE MONTHS ENDED-DECEMBER 24, 2000
Net product sales.................        37,287           12,898          10,754                  -              -         60,939
Gross Profit......................        11,275            6,576           (717)                  -              -         17,134
Depreciation and amortization.....         3,585            1,864             694                  -              -          6,143
Interest income...................             -                -               -                  -          1,378          1,378
Interest expense..................             -                -               -                  -            149            149
Income taxes......................             -                -               -                  -              -              -
Property, plant and equipment.....        18,086            3,337           4,685                  -              -         26,108

THREE MONTHS ENDED-DECEMBER 26, 1999
Net product sales.................        12,327            2,558           6,661                 71              -         21,617
Gross Profit......................         2,332            1,213           2,213                111              -          5,869
Depreciation and amortization.....          1174              662             175                  -              -          2,011
Interest income...................             -                -               -                  -            332            332
Interest expense..................             -                -               -                  -             51             51
Benefit for income taxes..........             -                -               -                  -              -              -
Property, plant and equipment.....        20,591            3,332           3,065                  -              -         26,988

NINE MONTHS ENDED-DECEMBER 26, 1999
Net product sales.................        39,382            7,968          16,283             22,957              -         86,590
Gross Profit......................         7,752            4,126           4,521              2,719              -         19,118
Depreciation and amortization.....         3,720            1,844             469              1,024              -          7,057
Interest income...................             -                -               -                  -            594            594
Interest expense..................             -                -               -                  -            100            100
Benefit for income taxes..........             -                -               -                  -          1,702          1,702
Property, plant and equipment.....        20,591            3,332           3,065                  -              -         26,988



         Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms' length basis.

         Long-lived tangible assets by geographic area were as follows:

GEOGRAPHIC AREA                     DECEMBER 24, 2000    MARCH 31, 2000
---------------                     -----------------    --------------
                                          LONG-LIVED TANGIBLE ASSETS
                                    -----------------------------------
United States......................     $25,985               $26,107
Other..............................         123                   187
                                    -----------------    --------------
                                        $26,108               $26,294
                                    -----------------    --------------
                                    -----------------    --------------

         Revenues by geographic area for the three and nine months ended December 24, 2000 and December 26, 1999 were as follows:


GEOGRAPHIC AREA        THREE MONTHS ENDED  THREE MONTHS ENDED   NINE MONTHS ENDED  NINE MONTHS ENDED
---------------        DECEMBER 24, 2000   DECEMBER  26, 1999   DECEMBER 24, 2000  DECEMBER  26, 1999
                       ------------------  -------------------  -----------------  ------------------
United States.........        $7,769              $8,862             $26,556            $43,813
Malaysia..............         3,014               1,398               6,455              5,841
Germany...............         1,422               1,164               4,026              3,792
United Kingdom........         1,108               1,573               3,275              6,401
Taiwan................           868               1,509               3,151              4,466
Other.................         5,517               7,111              17,476             22,277
                       ------------------  -------------------  -----------------  ------------------
                             $19,698             $21,617             $60,939            $86,590
                       ------------------  -------------------  -----------------  ------------------
                       ------------------  -------------------  -----------------  ------------------


13.  ACQUISITION OF PRODUCT LINE

         On August 25, 2000 the Company acquired certain tangible and intangible assets related to Teltone Corporation's Integrated Circuit business for $1,987. The intangible assets are being amortized on a straight-line basis over five years.

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

RESULTS OF OPERATIONS

         The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:


                                                       DECEMBER 24,        DECEMBER 26,         DECEMBER 24,        DECEMBER 26,
                                                           2000                1999                 2000                1999
                                                       ------------        ------------         ------------        ------------
                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       --------------------------------         --------------------------------
Net sales........................................         100.0%              100.0%               100.0%              100.0%
Cost of sales....................................           73.3                72.9                 71.9                77.9
                                                       ------------        ------------         ------------        ------------
   Gross profit..................................           26.7                27.1                 28.1                22.1
   Operating expenses:
   Selling, general and administrative...........           26.4                23.2                 27.7                20.4
   Research and development......................           20.9                16.1                 17.8                11.7
   Gain on sale of real estate...................          (3.6)                   -                (1.2)                   -
   Gain on disposal of business..................              -                   -                    -              (15.0)
   Restructuring costs ..........................              -                   -                    -               (1.0)
                                                       ------------        ------------         ------------        ------------
   Operating income (loss).......................         (17.0)              (12.2)               (16.2)                 6.0
    Interest income..............................            1.8                 1.6                  2.3                 0.7
   Interest expense..............................          (0.1)               (0.2)                (0.2)               (0.1)
   Other income (expense), net...................            0.1                 0.5                (0.3)                 0.3
                                                       ------------        ------------         ------------        ------------
   (Loss) income before income taxes.............         (15.2)              (10.3)               (14.4)                 6.9
   Benefit for income taxes......................              -                   -                    -               (2.0)
                                                       ------------        ------------         ------------        ------------
   Net (loss) income.............................        (15.2)%             (10.3)%              (14.4)%                8.9%
                                                       ------------        ------------         ------------        ------------


NET SALES. In the third quarter of fiscal 2001, revenues totaled $19.7 million compared with $21.6 million for the same period in fiscal 2000, a decrease of 9%, as a fall off in demand for reed switches in the cellular phone market more than offset higher sales for semiconductor products. For the nine months ended December 24, 2000, revenues were $60.9 million compared with $86.6 million for the same period in the prior year, a decrease of 30%. Lower year-to-date sales were largely the result of the disposition of the Company's electromagnetic product lines, which were sold to Sumida Electric in August of 1999. Excluding these products, revenues would have been approximately $60.8 million for the nine months ending December 26, 1999, consistent with the comparable period in the current year.

         Net sales to customers located outside of the United States decreased $1.2 million to $11.5 million in the third quarter of fiscal 2001 from $12.7 million for the same period in the prior fiscal year, with foreign customers equally divided between Europe and Asia.

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

 GROSS PROFIT. The Company's gross profit as a percentage of net sales was 27% in the third quarter of fiscal 2001, consistent with the comparable period in the prior year. Gross profit as a percentage of net sales increased to 28% for the nine months ended December 24, 2000 from 22% for the comparable period in the prior year. The increase was primarily due to the elimination of lower margin products included in the sale of the electromagnetic product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("S,G&A") expenses increased $0.2 million to $5.2 million in the third quarter of fiscal 2001 from $5.0 million for the same period in the prior fiscal year. On a year-to-date basis, S,G&A expense totaled $16.9 million, down $0.8 million from the prior year. The decrease for the nine-month period was attributable primarily to reduced employment in the European sales office and the elimination of the electromagnetic products headquarters operation in Arlington Heights, Illinois.

 RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $4.1 million for the third quarter of fiscal 2001 compared with $3.5 million in the prior year. For the nine months ended December 24, 2000, research and development expenses were $10.8 million compared with $10.2 million for the same period in the prior year, an increase of 6%. This increase was due to the Company's continued investment in product design and process technology to support new products such as application specific integrated circuits (ASICs), the Line Card Access Switch (LCAS), LiteLink, and display drivers.

GAIN ON SALE OF REAL ESTATE. Gain on sale of real estate totaled $0.7 million during the third quarter of fiscal 2001 and represented the gain associated with the sale of the Company's West Pratt Avenue facility in Chicago, Illinois. The amount consists of the gross proceeds received less the net book value of the assets sold and includes the reduction in a portion of the environmental remediation liability associated with the property. See Note 9 of the Consolidated Condensed Financial Statements.

GAIN ON DISPOSAL OF BUSINESS. Gain on disposal of business totaled $13.0 million during the second quarter of fiscal 2000 and represented the gain on the sale of the reed relay, advanced magnetic winding, and surge arrestor product lines to Sumida Electric Company of Tokyo, Japan. The amount consists of the difference between the gross proceeds, less related selling and restructuring costs, and the value of the assets sold. See Note 4 of the Consolidated Condensed Financial Statements.

RESTRUCTURING COSTS. In fiscal 1999, the Company announced a restructuring of its operations, and recorded a charge of $3.7 million. During the second quarter of fiscal 2000, $0.9 million of this charge was reversed to reflect residuals received from the sale of some of the Wakefield, MA assets and lower than anticipated severance costs. See Note 8 of the Consolidated Condensed Financial Statements.

INTEREST INCOME. Interest income totaled $0.3 million and $1.4 million for the third quarter and first nine months of fiscal 2001, respectively. Interest income is derived from investments in both commercial paper and short-term tax exempt municipal bonds. Higher interest income compared with the prior fiscal year resulted from higher cash balances, largely from the proceeds from the sale of EMG.

OTHER INCOME. Other income consisted principally of net foreign currency transactional gains and losses.

 INCOME TAXES. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. For the first nine months of fiscal 2001, the Company did not record a tax benefit for pre-tax losses because it is not likely that such a benefit will be utilized in the foreseeable future.

TRENDS AND UNCERTAINTIES

COMPETITION. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering or financial resources.

CUSTOMER CONCENTRATION. In the first nine months of fiscal 2001, the Company's ten largest customers accounted for 34% of total net sales. The Company is reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

DEVELOPMENT OF NEW PRODUCTS. Technological change and new product introductions characterize the markets for the Company's products. In particular, the Company is dependent on the communications industry, which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for communications related equipment such as facsimile machines, modems and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop new products. Slower than expected acceptance of new products will adversely affect the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase functionality and performance. The Company is currently limited by its existing capital availability and may need to use its existing or new lines of credit, in order to fund the capital expenditures required developing new products. If the Company is unable to access adequate sources of capital or is unable to design, develop and introduce competitive new products, operating results will be adversely impacted.

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

FULL UTILIZATION OF THE NEW WAFER FABRICATION FACILITY. The Company completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address capacity constraints and operating efficiencies in the production of its semiconductor products. Since its completion in October 1997, demand for semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. In addition, it is not expected that the new facility will be fully utilized in the short term, as certain planned new semiconductor products, including the Clare-Micronix products, will require significant additional capital investment to be produced in the fabrication facility. Currently, these wafers and products are made utilizing outside foundries.

LIQUIDITY. The Company ended the quarter with cash balances of $28.1 million compared with $33.4 million at December 26, 1999. The Company maintains a $10.0 million secured committed revolving credit facility. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's liquidity.

MARKETS. The Company continues to evaluate its operations and product offerings, in order to invest in or potentially divest of certain business or market opportunities.

RELIANCE ON KEY SUPPLIERS. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand needs effectively and on a timely basis. Also, the suppliers could experience their own business disruption that could have a material adverse effect on future results.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended December 24, 2000, the Company's cash, cash equivalents and investments increased by $2.2 million as the result of a reduction in working capital and the proceeds from the sale of an idle factory in Chicago, Illinois.

         At December 24, 2000, the Company had $0.2 million of outstanding debt representing capital leases assumed when the Company acquired Clare-Micronix. In fiscal 1999, the Company entered into a secured committed revolving credit facility with a current limit of $10 million. No borrowings have been made against this credit facility. The credit facility expires on December 24, 2001.

         The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all currency exposure.

         The Company believes that cash generated from operations, cash, cash equivalents and investments, and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. However, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

    The Company is also exposed to currency exchange rate fluctuations as they pertain to its operations in Europe. Operations in Europe were denominated in Belgium Francs through March 31, 1999. The Company hedged its currency exposure by entering into forward exchange contracts. The Company has denominated its Europe operations in Euro, effective April 1, 1999. The exchange rate between the U.S. dollar and Euro has fluctuated since the Euro's inception January 1, 1999. The Company has not engaged in currency hedging activities since April 1, 1999 and attempts to minimize currency exchange risk by converting excess Euro funds to U.S. dollars as often as practicable.



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

         There were no Broker non votes.


ITEM 5.  OTHER INFORMATION

         On October 26, 1999, the Company's Board of Directors authorized a share repurchase program to buy up to one million shares of the Company's common stock through October 26, 2000. Repurchases totaled 30,000 shares during the program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibits

              None



(b)      Reports on Form 8-K

         None.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CLARE, INC.
                                      By:
                                          --------------------------------
                                                  Harry Andersen
                                          SENIOR VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

[date]