Form 10-K405
period 2001-03-31
CLARE INC
filed 2001-06-22
CIK 945123

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001	Commission file number 0-26092

CLARE, INC.

(Exact Name of Registrant as Specified In its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization) 78 Cherry Hill Drive Beverly, MA (Address of Principal Executive Offices)	04-2561471 (IRS Employer Identification No.) 01915 (Zip Code)

(978) 524-6700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

(Title of Each Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 18, 2001, was $24,452,662.

    The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of June 18, 2001, was 9,781,065.

Documents Incorporated by Reference

    Portions of the 2001 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

    Clare, Inc. (the "Company" or "Clare") is a provider of high-voltage analog and mixed-signal semiconductor integrated packages, discrete components, and reed switches (DYAD®), to the world's leading manufacturers of electronic communications, computer, and industrial equipment. The Company's primary products supply the interface between transmission signals and electronic devices by providing the basic isolation and switching functions required by electronic communications applications.

    Clare is a technology leader in the semiconductor segment of the market for small signal relays. Clare's semiconductor products are capable of integrating a number of functions previously provided by discrete components into one package and have contributed to the development of a number of new product applications such as 56K PCMCIA modems, modem interfaces to the Internet, cable set top boxes, and other computer telephony uses such as voice mail systems. Semiconductor products represent the core of the Company's growth strategy for communication applications.

    Clare focuses on providing solutions for the telecommunications and data communications markets because of the significant use of analog semiconductor components and growing demand for integrated semiconductor packages in these industries. The Company's customers include leading global original equipment manufacturers (OEMs) such as Motorola, Compaq, Xircom, ABB, Alcatel, Ericsson, Lucent, Nokia, Samsung, Dialogic, Psion, and Siemens.

    Clare was founded in 1937 to design, manufacture and sell electromagnetic products and was subsequently sold to General Instrument Corporation (GI) in 1967. Theta-J Corporation, founded in 1975 to design, manufacture and market semiconductor based electronic components, purchased the Clare division of GI in 1989 and changed its name to C.P. Clare Corporation. In July 1999, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits, located in Aliso Viejo, California. During August 1999, the Company sold substantially all of the electromagnetics business to Sumida Electric Company of Tokyo, Japan. Subsequently, the Company's name was changed to Clare, Inc. The Company is incorporated under the laws of Massachusetts and its principal offices are located at 78 Cherry Hill Drive, Beverly, Massachusetts, 01915.

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

    Analog semiconductor integrated packages and circuits and discrete components provide the interface between voltages and currents for a broad range of products in the telecommunications and data communications markets, as well as for products in a wide array of other applications such as telemetering and remote access, consumer electronics, appliances, computer peripherals, gaming equipment, automotive, aerospace, automatic test equipment, industrial controls, and instrumentation. The Company's analog semiconductor integrated packages and discrete components provide two basic functions required by virtually all electronic and electrical products: isolation and switching. Isolation separates the low current communication signal circuit from the higher power circuit, while the switching function controls the flow of current. Various types of integrated packages and components based on semiconductor technologies have been developed to meet these isolation and switching requirements. Clare designs, manufactures, and sells analog semiconductor products for voltage and current applications. These technologies and resulting products are utilized for various communications applications based on a number of factors, including performance, sensitivity, resistance, size, speed, and cost.

Strategy

    Clare's strategy has been to become the preferred supplier of unique mixed-signal interface integrated circuits to the communications industry. In addition to operating on the "network's edge" with analog front ends for analog, ADSL, cable, and other solutions, the Company is committed to the telecommunications voice, data and video interface markets in central office or gateway applications. The primary focus is on the communications industry, where the Company has excellent name recognition and customer contacts worldwide. The Company also endeavors to supply mixed-signal interface chips to other related market niches for high-profit applications.

    Clare's product strategy is straightforward. First, the Company continues to develop and expand the solid state relay (SSR) business supplying SSR's to the data communications market. At the same time, the Company will attempt to expand SSR offerings into profitable niches in the instrumentation, industrial controls, telecommunications and power markets. Second, the Company will continue to invest in and grow the Application Specific Integrated Circuit (ASIC) business. Third, from the ASIC business, the Company will look to develop standard products (also called ASSPs or Application Specific Standard Products) for communications/networking applications as well as clearly defined and isolated market niches that can be dominated with identical technologies. One such effort has been the development of column drivers for the emerging organic light emitting display panel market. Finally, the reed switch business will focus on the portable phone hook switch and portable device on/off switch.

    The Company's focus is on the continuing shift in technology. The ability to receive and transmit large amounts of information (data, voice or video) is becoming more critical than the ability to process that information. The power of individual personal computers (PCs) is now adequate for most needs so that the bottleneck is in the pipes that carry data between PCs and other devices. As the Internet has emerged as a powerful, all-reaching fabric for communications, it has become the heart and soul of the end-to-end broadband network. Many companies are focused on these opportunities. Clare is unique in that we have technology, expertise, and facilities to address the interfaces in this intrastructure.

    Key elements of this strategy are:

    Capitalize on Semiconductor Opportunities.  Clare is a leader in semiconductor relay technology, offering a broad line of semiconductor products in a wide variety of package types and specifications. The Company seeks to significantly expand the application of its semiconductor technology into existing and new markets such as communications and instrumentation through the integration of more functions using fewer chips. From its 5-inch wafer fabrication facility in Beverly, Massachusetts, Clare is developing new process technologies in order to engineer high-voltage analog integrated circuits. The Company anticipates that new products and additional capacity from the facility will better position it for increased product demand resulting from technology advances in the communications market. The Company has commenced shipping several new products, including the LiteLink data access arrangement, a Line Card Access Switch, and a solid state relay in the smallest 4-pin package available in the market today.

    Focus on Communications Industry.  The Company has focused primarily on developing solutions for the computer telephony, data communications, and telecommunications industries because of the significant use of analog semiconductor discrete components and the increased need for analog semiconductor integrated packages and circuits. The Company's semiconductor products are an enabling technology in certain applications such as modems, computer telephony and communication interfaces. Clare's DYAD® products are integral components in other applications such as cellular telephones and accessories. During the year, product sales to the communications industry represented a significant portion of the Company's total sales. The Company is qualifying processes and designs which can capitalize on its core competencies of optical isolation, high-voltage analog semiconductor processes, experience with bonded wafer technology, and multi-chip packaging for integrated circuits.

    New Product Development.  The Company has invested in new product development and strengthened the functionality of existing products in an effort to enter new markets and gain share in existing markets. Product development also includes further integration of new and existing analog semiconductor integrated packages and components into fewer circuits. Company sponsored research and development expenses were $15.0 million (20.0% of total revenues) and $13.4 million (12.5% of total revenues), for fiscal years 2001 and 2000, respectively. During fiscal year 2001, in spite of overall workforce reductions, the Company has continued to expand the engineering workforce.

    Leverage Customer Relationships and Pursue New Market Opportunities.  The Company has established long-standing customer relationships because of worldwide brand recognition, broad product offerings, and quality customer service. The Company intends to further leverage customer relationships by offering complementary and new products to the existing customer base and by pursuing new market opportunities. The Company is capitalizing on its worldwide brand recognition to expand into new geographic markets and new industries. The Company is seeking to increase local and export sales to Japan, China, India and Southeast Asia, where significant opportunities exist.

Customers

    Clare has established a broad base of approximately 1,000 customers representing a wide range of industries and applications. The communications industry represents the Company's largest customer base due to the industry's pervasive use of analog semiconductor integrated packages and the need for more highly integrated circuits. Sales to customers outside the United States comprised 56%, 49%, and 40%, of the Company's net sales for fiscal years 2001, 2000, and 1999, respectively. During fiscal year 2001, no one customer accounted for more than 10% of the Company's sales revenue.

Product Applications

    The Company's products are used in a wide variety of applications, including telephone network interfaces, caller identification, high current MOSFET switching, integrated package testers, high frequency communications, cellular telephones, scanners, and RF equipment. Set forth below is a representative sample of applications for the Company's semiconductor and DYAD® products.

    Telephone Network Interfaces.  The Company develops products for and sells into interface and network applications for the communications industry. Clare was the first to introduce semiconductor products in thin, small flat-pack packages that integrate the functionality previously provided by a number of discrete components. These products are referred to as Data Access Arrangements (DAA). The DAA is an arrangement of discrete components principally used in analog data communications which interface with telephone network applications. In certain DAA products, the complete DAA function is designed for both European and U.S markets. This manufacturing capability has allowed Clare to become a leading worldwide supplier of semiconductor analog integrated packages and components to the major manufacturers of communication products such as PCMCIA card modems. PCMCIA cards are thin, credit card size modems which insert into a designated slot in mobile computer equipment allowing the portable computer to transmit data over telephone lines and function as a facsimile machine.

    Cellular Phones.  Cellular telephones and accessories require a high degree of durability and reliability. The Company's DYAD® products, an enabling component of the flip phone, are surface-mountable switches which maintain switch orientation and provide cost-effective automated assembly in small package sizes for wireless, modem and video switching requirements. The Company also produces the Ultra-mini DYAD®, a device one-third the size of the DYAD® with the same functionality.

    Metering and Remote Access.  Water, gas, and electricity meter reading systems, as well as vending machines and gas pumps, have been developed to allow the remote reading of such systems. Semiconductor relays have been incorporated into these systems and provide a high-speed interface between low level power signals and the high power output signals required to enhance metering functionality.

    Control Instrumentation.  Operations such as power plants require multiple processes to be monitored and controlled under a broad range of environmental conditions. A high degree of reliability is required in these applications because if the relay does not function properly, false readings and equipment damage may result. The Company's electromagnetic wetted reed relay, semiconductor, and surge protection products are used to provide isolation and surge protection.

    Security.  The security industry requires low cost, high reliability relay and switch products for use in proximity sensors, infrared detectors, smoke detectors, carbon dioxide sensors, and supervisory control panels. For example, the Company's electromagnetic dry reed switches provide a low cost, rugged, and reliable switch for use in proximity sensors which cause the switch to be activated by use of an external magnet when a door or window is opened.

Products

    The Company manufactures several hundred standard products and also develops and manufactures products for specific customer applications. The Company has three major product families: (1) Integrated Circuits which include application specific integrated circuits (ASICs), customer premise equipment such as data access arrangements, and central office equipment such as the Line Card Access Switch (LCAS), (2) Solid State Relays, including optocouplers and integrated packages, and (3) DYAD® products. Each product line builds on one or more of the Company's core competencies in the areas of semiconductor technology design and processing, multi-chip packaging, and materials processing.

Integrated Circuits

    The Clare-Micronix business specializes in the design and manufacture of analog and mixed signal ASICs and ASSPs, utilizing CMOS, BiCMOS, and Bipolar semiconductor technologies. Clare-Micronix sells into a wide variety of marketplaces and is focusing on high-voltage ASICs and pursuing application specific standard product spin offs.

    The Customer Premise Equipment business targets customers in a variety of markets with common data transmissions requirements. The LiteLink products are data access arrangements for applications such as voice over Internet protocol, telemetering, and set top boxes.

    The Central Office business concentrates on products for telephone central office switching applications, potentially a very large market opportunity. Clare's LCAS product is a solid state solution for a function traditionally performed by electromagnetic devices.

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

DYAD® Switch Products

    The Company manufactures DYAD® products of various sizes, which are used in applications such as cellular telephones, security systems, and relays. The DYAD® switch consists of two flat metal blades, which are encapsulated in a glass tube and hermetically sealed in an inert atmosphere. DYAD®s have an extremely hard refractory metal applied to the contacts and are actuated by use of an external magnetic field. The DYAD® was the first commercially available switch to have surface mount capabilities, maintaining orientation between the pads and the switch. Surface mounting allows for the automated placement of the switch onto circuit boards, thus lowering manufacturing costs. The DYAD® switch has a rugged design, which may increase product life and has lower bounce, which provides less electronic noise and is particularly important for applications with a high degree of sensitivity. These products, which can be manufactured in high volumes at low cost, can function through millions of operations and have low resistance, which causes less heat generation and power consumption. The Company has recently introduced the Ultra-mini DYAD®, a miniaturized, surface mount, high frequency product to its customers. The communications industry, with products such as cellular phones, modems and facsimile machines, represents the largest market opportunity; however, these products are also widely used in automatic test equipment applications, due to their high sensitivity and low resistance, and alarm sensors for residential and commercial security applications.

Product Development

    The Company intends to build upon its history of innovation in the semiconductor, switching, and sensors markets. The Company's product development strategy is driven by two objectives: meeting customer application requirements and extending the Company's technical capabilities. The Company has focused on utilizing its relationships with key OEMs and its applications engineering capability to enhance existing products and develop new products.

Sales and Distribution

    Clare sells through a network of direct sales representatives, contract sales representatives, and distributors in North America, Europe, Japan and the Far East.

    In general, sales representatives and distributors have entered into agreements that allow for termination by either party upon 30 days' notice. These agreements generally allow distributors to market and sell products competitively with those of the Company. It is the policy of the Company to allow exchanges of a small portion of products purchased during the term of distributor agreements.

Backlog

    The Company's backlog reporting method includes only those purchase orders scheduled for shipment within 6 months following the order date. As of March 31, 2001, six-month order backlog was approximately $15.3 million compared with $15.8 million at the end of fiscal 2000. Although the Company's contract terms may vary from customer to customer, purchasers of standard products may generally cancel or reschedule orders without significant penalty. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

Manufacturing

    The Company's manufacturing and test facilities are all ISO 9001 certified. ISO 9001 certification is an international certification for quality control systems, the receipt of which emphasizes the Company's commitment to quality control and assists the Company in becoming a qualified supplier for certain customers. During fiscal 2001, the Company moved DYAD® switch production from an undersized 14,000 square foot facility in the St. Louis area to a new 44,000 square foot facility nearby.

    The manufacturing of semiconductor products involves two general phases of production: the wafer fabrication (chip manufacturing) process, and the assembly (chip packaging) process. The Company's Massachusetts wafer fabrication facilities design, manufacture, and test chips. All fabricated chips for discrete components are shipped for assembly to a subcontractor in the Philippines. Certain assembled relays are returned to the Company for testing, packaging, and shipment to the customer. Wafer fabrication and assembly operations for ASIC products are sub-contracted; however, probe testing of wafers and final product testing are performed at the Company's Aliso Viejo, California facility.

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

    Many of the Company's competitors have substantially greater financial, marketing, technical, manufacturing and distribution resources. While the Company believes that its broad product offerings, worldwide sales coverage, customer service, and brand recognition enable the Company to compete effectively, there can be no assurance that the Company will be able to continue to do so.

Employment

    As of March 31, 2001, the Company had approximately 430 employees. The Company believes that relations with employees are generally good, and none are unionized.

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

    The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers, and consultants. Each employee of the Company is required to sign an agreement regarding ownership of proprietary rights and trade secrets. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The process of seeking patent protection can be long and expensive, and there can be no assurance that existing patents or any new patents that may be issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. The Company has from time to time received, and may in the future receive, communications from third parties asserting patents on certain of the Company's products and technologies. Although the Company has not been a party to any material intellectual property litigation, in the event any third party were to make a valid claim and a license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

Environmental

    The Company's facilities are regulated pursuant to foreign, state and federal statutes, including those addressing hazardous waste, clean water and clean air. The Comprehensive Environmental Response, Compensation and Liabilities Act of 1980, as amended (the "Superfund Act"), imposes retroactive, strict and, in certain cases, joint and several liability upon certain persons in connection with the cleanup of sites at which there has been a release or threatened release of hazardous substances into the environment. The Superfund Act provides for immediate response and removal actions coordinated by the Environmental Protection Agency to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order persons responsible for any such release to perform any necessary cleanup. The statute imposes liability for these responses and other related costs, including the cost of damages to natural resources, to the parties involved in the generation, transportation, and disposal of such hazardous substances and to those who currently own or operate or who previously owned or operated the property upon which such releases occurred. Under the statute, and given the manufacturing processes used by the Company, the Company may be deemed liable as a generator or transporter of a hazardous substance which is released into the environment, or as the current or former owner or operator of a facility from which there is a release of a hazardous substance into the environment. The Company has not to date had any action brought against it under the Superfund Act, but there can be no assurance that there will be no action brought against the Company in the future. Local sewer discharge requirements are applicable to certain of the Company's facilities. The Company's facilities are subject to local siting, zoning, and land use restrictions. The Company believes it is in compliance with all foreign, federal, state, and local laws regulating its business. The Company, however, has not undertaken a comprehensive review of its properties to determine whether or not hazardous materials have been discharged at any time in the past, whether by the Company or a previous occupant of the facility.

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

    In December of 2000, the Company sold property located on West Pratt Avenue in Chicago, Illinois. The purchaser has agreed to indemnify the Company for any environmental clean-up costs arising from the presence of known pollutants existing at the time of the sale. In addition, the Company is insured for any clean-up costs arising from pollutants existing at the time of the sale but the presence of which were unknown.

    Some of the contamination from the West Pratt Avenue site has migrated onto two adjacent properties. The Company has completed the remediation on one of the adjacent sites and expects that such site will receive a no-further-remediation letter from the Illinois Environmental Protection Agency in the near future. The owner of the other adjacent site has indemnified the Company with respect to clean-up costs associated with that property.

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

    Development of New Products.  Technological change and new product introductions are fundamental factors in the markets for the Company's products. In particular, the Company is dependent on the communications industry, which is characterized by intense competition and rapid technological change. The Company expects sales to the communications industry to continue to represent a significant portion of its sales for the foreseeable future. A decline in demand for computer-related equipment such as facsimile machines, modems, and cellular telephones would cause a significant decline in demand for the Company's products. The Company has invested heavily over the past several years in the capital expenditures necessary to develop its new products. Slower than expected acceptance of these new products will have the effect of adversely affecting the Company's operating results. To remain competitive, the Company must continue to develop new process and manufacturing capabilities to meet customer needs and introduce new products that reduce size and increase performance. If the Company is unable to develop such new capabilities or is unable to design, develop, and introduce competitive new products, its operating results would be adversely affected.

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

    Wafer Fabrication Facility.  The Company operates a semiconductor manufacturing facility in Beverly, Massachusetts. This new facility must be effectively and fully utilized in order for the Company's projected efficiencies to be fully realized. The continuing lack of effective utilization could have a material, adverse effect on the Company's future operating results.

    Reliance on Key Suppliers.  The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's needs effectively and on a timely basis. Any such disruption could have a material, adverse impact on future results.

    The Company has experienced fluctuation in its operating results in the past and its operating results may fluctuate in the future.

ITEM 2.  PROPERTIES

    Clare, headquartered in Beverly, Massachusetts, operates the following facilities:

Location	Square Footage	Interest	Use
Beverly, Massachusetts	83,000	Leased	Corporate Headquarters Semiconductor Products
St. Louis, Missouri(1)	50,000	Leased	Reed Switches Surge Arresters
Aliso Viejo, California	27,000	Leased	ASIC design and manufacture

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the Nasdaq National Market System (the "Nasdaq") on June 21, 1995, under the symbol "CPCL". The following table sets forth the quarterly high and low closing prices per share reported on the Nasdaq.

Period or Quarter Ended	High	Low
April 1, 1999—June 30, 1999	$5.938	$3.625
July 1, 1999—September 30, 1999	7.500	5.188
October 1, 1999—December 31, 1999	12.625	4.688
January 1, 2000—March 31, 2000	11.500	8.188
April 1, 2000—June 30, 2000	8.813	6.000
July 1, 2000—September 30, 2000	8.375	4.313
October 1, 2000—December 31, 2000	6.125	3.688
January 1, 2001—March 31, 2001	6.125	3.313

    On June 18, 2001, the last reported sale price quoted on the Nasdaq market was $2.50 per share. On June 18, 2001, there were 147 holders of record.

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

Recent Sales of Unregistered Securities

    None.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its subsidiaries as of and for each of the years in the five-year period ended March 31, 2001. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

	1997	1998	1999	2000	2001
		(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$128,161	$156,271	$143,913	$107,494	$75,018
Cost of sales	85,603	107,427	102,876	84,240	55,217

Gross profit	42,558	48,844	41,037	23,254	19,801

Operating expenses:
Selling, general and administrative	28,330	28,157	28,191	23,526	22,622
Research and development (R&D)	6,543	8,869	9,678	13,399	14,981
In-process R&D write-off(1)	—	—	5,000	—	—
Gain on sale of Clare EMG(2)	—	—	—	(11,515)	—
Gain on sale of real estate	—	—	—	—	(716)
Restructuring costs (credit) (3)	14,250	—	3,700	(875)	723

Operating income (loss)	(6,565)	11,818	(5,532)	(1,281)	(17,809)
Interest income	1,578	1,454	571	960	1,694
Interest expense	(452)	(215)	(232)	(155)	(157)
Other (expense) income, net	(8)	135	(390)	551	(137)

Income (loss) before provision (benefit) for income taxes	(5,447)	13,192	(5,583)	75	(16,409)
Provision (benefit) for income taxes	1,464	4,880	—	(1,688)	—

Net income (loss)	$(6,911)	$8,312	$(5,583)	$1,763	(16,409)

Earnings (loss) per share
Basic	$(0.77)	$0.90	$(0.59)	$0.19	$(1.70)
Diluted	$(0.77)	$0.83	$(0.59)	$0.18	$(1.70)
Weighted average number of common shares outstanding:
Basic	8,992	9,280	9,398	9,519	9,654
Diluted	8,992	9,967	9,398	9,723	9,654
Consolidated Balance Sheet Data:
Total assets	$111,170	$114,186	$109,215	$100,660	$86,020
Long-term debt and capital lease obligations, net of current portion	550	—	282	146	42
Stockhodlers' equity	81,266	91,157	86,195	89,328	73,050

(1)
See Note 9 of the Notes to Consolidated Financial Statements for information on the in-process R&D write-off in fiscal 1999.

(2)
On August 20, 1999, the Company sold the EMG business. See Note 11 of notes to consolidated financial statements for unaudited pro forma financial data.

(3)
See Note 10 of the Notes to Consolidated Financial Statements for more information on restructuring costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Clare is a provider of high-voltage analog and mixed-signal semiconductor integrated packages, discrete components, and reed switches (DYAD®), to the world's leading manufacturers of electronic communications, computer, and industrial equipment.

Results of Operations

    The following table sets forth the relative percentages that certain income and expense items bear to net sales for the periods indicated:

	Fiscal Year Ended March 31,
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.5	78.4	73.6

Gross profit	28.5	21.6	26.4
Operating expenses:
Selling, general and administrative	19.6	21.9	30.1
Research and development	6.7	12.5	20.0
In-process research and development	3.5	—	—
Gain on sale of Clare EMG	—	(10.7)	—
Gain on sale of real estate	—	—	(0.9)
Restructuring costs	2.5	(0.8)	1.0

Operating income (loss)	(3.8)	(1.3)	(23.7)
Interest income	0.4	0.9	2.3
Interest expense	(0.2)	(0.1)	(0.2)
Other (expense) income, net	(0.3)	0.5	(0.2)

Income (loss) before benefit from income taxes	(3.9)	—	(21.9)
Benefit from income taxes	—	(1.6)	—

Net income (loss)	(3.9)%	1.6%	(21.9)%

Fiscal Year 2001 Compared with Fiscal Year 2000

    Net Sales.  In fiscal 2001, net sales totaled $75.0 million compared with $107.5 million in fiscal 2000, a decrease of 30%. This decrease was accounted for by the sale of the electromagnetics business in August 1999 coupled with a significant decrease in demand for reed switches by the cellular phone market. Sales of semiconductor products declined by $4.2 million in fiscal 2001, or 9%, primarily as a result of lower average selling prices for solid state relays. Higher sales of integrated circuits resulted from higher demand for application specific integrated circuits (ASICs) at Clare-Micronix, the introduction of Lite Link products, and the acquisition of the Teltone product lines in September of 2000.

    Net sales by segment were as follows:

	Fiscal Year Ended March 31,
	2000	2001
	($—millions)
Solid State Relays	$49.0	$44.7
Integrated Circuits	9.6	17.1
Reed Switches	26.0	13.2
Electromagnetic and other products	22.8	—

    Net sales to customers located outside the United States (primarily Europe and Asia) decreased to $42.3 million (56% of total revenue) in fiscal 2001 from $52.7 million (49% of total revenue) in fiscal 2000, with decreased demand in all countries except Sweden and Malaysia. The Company expects that foreign sales in the current year will continue to account for a substantial portion of product sales, but continued economic and currency related uncertainties in a number of foreign countries could reduce the Company's sales to these markets. The Company will continue to focus on new markets and expansion of certain existing international markets.

    Gross Profit.  The Company's gross profit as a percentage of net sales increased to 26.4% in fiscal 2001 from 21.6% in fiscal 2000. The increase in the gross profit margin was the result of product mix with higher content from integrated circuits and lower content from electromagnetic product lines because of the disposition.

    Selling, General and Administrative Expense (SG&A).  SG&A expenses of $22.6 million in fiscal 2001 were down $0.9 million, or 4% from fiscal 2000, largely as the result of the sale of electromagnetics business and related employment reductions.

    Research and Development Expense.  Research and development expense increased in fiscal 2001 to $15.0 million from $13.4 million in fiscal 2000. Higher spending was principally attributable to higher process development expense associated with the Beverly semiconductor fabrication facility and spending on engineering for ASICs and LCAS products.

    Gain on Sale of Real Estate.  In December of 2000, the Company sold real property located at 3101 West Pratt Avenue in Chicago, Illinois for $1.3 million, net of closing costs, and realized a gain of $0.7 million, including a reduction in the environmental remediation reserve associated with the property. See Note 8 of the Consolidated Condensed Financial Statements.

    Restructuring Costs.  In fiscal 2001, the Company recorded a restructuring charge of $0.7 million for severance and severance related costs as a result of a reduction in personnel and exiting of the Embedded Modem Module products. In fiscal 1999, the Company recorded a restructuring charge of $3.7 million, or $0.25 per share after income taxes, as a result of a worldwide reduction in personnel and the closing of the wafer fabrication facility in Wakefield, Massachusetts. A portion of this charge was restored to operations in fiscal 2000 due to a change in estimated severance costs. See Note 10 of Notes to Consolidated Financial Statements.

    Divestiture.  On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG") a wholly-owned subsidiary of the Company to Sumida Electric Co., Ltd. ("Sumida"), for $37.4 million in cash and realized a net gain of $11.5 million. EMG included the Company's advanced magnetic winding, reed relay, and surge arrester product lines together with the second tier affiliate, Clare Mexicana S.A. de C.V.

    Interest Income.  Interest income increased in fiscal 2001 to $1.7 million from $1.0 million in fiscal 2000 on higher average cash balances, primarily as the result of proceeds from the sale of the

EMG business. Interest income was derived from investments in both commercial paper and tax-exempt variable rate municipal bonds.

    Interest Expense.  Interest expense of $0.2 million in fiscal 2001 was flat compared with fiscal 2000.

    Other Income (Expense), Net.  Other expense totaled $0.2 million in fiscal 2001. Other income totaled $0.6 million in fiscal 2000. These amounts comprised principally net foreign currency exchange transaction gains and losses.

    Income Taxes.  The Company did not record a provision for income taxes or a tax benefit in fiscal 2001 due to the uncertainty that any tax benefit would be realized. In fiscal 2000, the Company recorded a tax benefit of $1.7 million reflecting net operating losses carried back to prior years resulting in refunds of taxes previously paid. See Note 14 of Notes to Consolidated Financial Statements.

Fiscal Year 2000 Compared with Fiscal Year 1999

    Net Sales.  In fiscal 2000, net sales totaled $107.5 million compared with $143.9 million in fiscal 1999, a decrease of 25%. This decrease was attributable largely to the sale of the electromagnetics business in August 1999, which resulted in four months of revenues for that business in fiscal 2000 versus a full year in fiscal 1999. Sales of semiconductor products and integrated circuits declined by $10.9 million in fiscal 2000, or 16%, primarily as a result of lower prices for solid state relays. Demand for the Company's DYAD® switches by cellular telephone manufacturers was significantly higher in fiscal 2000.

    Net sales by segment were as follows:

	Fiscal Year Ended March 31,
	1999	2000
	($—millions)
Solid State Relays	$61.5	$49.0
Integrated Circuits	7.2	9.6
Reed Switches	24.5	26.0
Electromagnetic and other products	50.7	22.8

    Net sales to customers located outside the United States (primarily Europe and Asia) decreased to $52.7 million (49% of total revenue) in fiscal 2000 from $57.9 million (40% of total revenue) in fiscal 1999, with decreased demand in all regions except Japan.

    Gross Profit.  The Company's gross profit as a percentage of net sales decreased to 21.6% in fiscal 2000 from 28.5% in fiscal 1999. The decrease in gross profit was due to competitive pricing pressures, under-utilization of semiconductor wafer fabrication capacity, and yield issues on DYAD® products.

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

    Research and Development Expense.  Research and development expense increased in fiscal 2000 to $13.4 million from $9.7 million in fiscal 1999. Higher spending was principally attributable to increased license fees for technology utilized in the home phone network product and higher process development expense associated with the Beverly semiconductor fabrication facility, and higher amortization of acquired technology related to Clare-Micronix.

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

    Restructuring Costs.  In fiscal 1999, the Company recorded a restructuring charge of $3.7 million, or $0.25 per share after income taxes, as a result of a worldwide reduction in personnel and the closing of the wafer fabrication facility in Wakefield, Massachusetts. A portion of this charge was restored to operations in fiscal 2000 due to a change in estimated severance costs. See Note 10 of Notes to Consolidated Financial Statements.

    Divestiture.  On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG") a wholly owned subsidiary of the Company to Sumida Electric Co., Ltd. ("Sumida"), for $37,426 in cash and a net gain of $11.5 million. EMG included the Company's advanced magnetic winding, reed relay, and surge arrester product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

    Interest Income.  Interest income increased in fiscal 2000 to $1.0 million from $0.6 million in fiscal 1999 on higher average cash balances, primarily as the result of proceeds from the sale of the EMG business. Interest income was derived from investments in both commercial paper and tax-exempt variable rate municipal bonds.

    Interest Expense.  Interest expense of $0.2 million in fiscal 2000 was flat compared with fiscal 1999.

    Other Income (Expense), Net.  Other income totaled $0.6 million in fiscal 2000. Other expense totaled $0.4 million in fiscal 1999. These amounts comprised principally net foreign currency exchange transaction gains and losses.

    Income Taxes.  The Company recorded an income tax benefit of $1.7 million in fiscal 2000. The benefit relates to current period net operating losses that the Company carried back to prior years, resulting in refunds of taxes previously paid. The Company recorded no provision for income taxes in 1999 due to a net operating loss position partially offset by non-deductible, in-process research and development and goodwill amortization associated with the acquisition of Clare-Micronix. The Company's effective income tax rate in 1999 was less than the combined federal, state and foreign tax rates due primarily to utilization of state tax credits and investment income derived from tax exempt securities. See Note 14 of Notes to Consolidated Financial Statements.

    At March 31, 1999, the Company had net operating loss carry forwards in the United States and Taiwan of approximately $9.1 million. The Company also had capital loss carry forwards of approximately $25.0 million in the United States. The Company's ability to use its United States net operating loss carry forwards against taxable income is subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the change in ownership of the Company in 1989. The Company's ability to use its capital loss carry forwards is subject to its ability to generate future capital gains to offset these losses. Accordingly, the Company has not benefited from all of its net operating and capital loss carry forwards. See Note 14 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    In fiscal 2001, the Company funded its operations from cash flows generated from operations, and from the use of cash, cash equivalents and investments.

    During the year ended March 31, 2001, the Company's cash, cash equivalents and investments decreased by $14.3 million, primarily as the result of operating losses, capital expenditures, and the acquisition of the Teltone product line. Capital expenditures were primarily for the Company's new reed switch facility located in St. Louis, Missouri. Components of cash flow were $7.5 million used in operations, $7.0 million used for investing activities and $0.1 million provided by financing activities.

    The Company maintains a $10.0 million unsecured committed revolving credit facility. Interest on loans is based on either the bank's base rate or the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.50% to 1.50%, based on Company performance, or the higher of the latest Federal Funds rate plus 0.50% or the bank's reference rate. Although the Company has had no borrowings during fiscal 2001, the credit facility has been used to obtain letters of credit totaling $1.8 million as security for future operating lease payments during 2001, Note 7a.

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

    The Company is also exposed to currency exchange rate fluctuations as they pertain to its operations in Europe. Operations in Europe were denominated in Belgium Francs through March 31, 1999. The Company hedged its currency exposure by entering into forward exchange contracts. The Company has denominated its Europe operations in Euro, effective April 1, 1999. The exchange rate between the U.S. dollar and Euro has fluctuated since the inception of the Euro on January 1, 1999. The Company has not engaged in currency hedging activities since April 1, 1999 and attempts to minimize exchange risk by converting Euro funds to U.S. dollars as often as practicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARE, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Clare, Inc.:

    We have audited the accompanying consolidated balance sheets of Clare, Inc. (a Massachusetts corporation) and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clare, Inc. and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 27, 2001

CLARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share information)

	March 31,
	2000	2001
ASSETS
Current assets:
Cash, cash equivalents and investments, including restricted cash of $2,250 at March 31, 2001 (Note 7)	$37,267	$22,968
Accounts receivable, less allowance of $1,287 and $1,081, respectively	11,068	8,791
Inventories	11,406	14,915
Other current assets	1,636	1,796
Deferred income taxes	2,733	2,733

Total current assets	64,110	51,203
Property, plant and equipment, net	26,294	25,006
Intangible assets, net of accumulated amortization of $3,410 and $5,492, respectively	9,354	8,927
Other assets	902	884

	$100,660	$86,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$139	$153
Accounts payable	5,151	6,528
Accrued liabilities	5,346	4,236
Deferred Revenue	550	2,011

Total current liabilities	11,186	12,928
Capital lease obligations, net of current portion	146	42

Total liabilities	11,332	12,970
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, Authorized: 2,500,000 shares. Issued and outstanding: None	—	—
Common stock, $0.01 par value, Authorized: 40,000,000 shares. Issued: 9,591,266 shares and 9,775,467 shares, respectively	96	98
Additional paid-in capital	96,895	97,341
Accumulated deficit	(7,210)	(23,619)
Treasury Stock, 30,000 shares, at cost, at March 31, 2001	—	(165)
Accumulated other comprehensive loss	(453)	(605)

Total stockholders' equity	89,328	73,050

	$100,660	$86,020

The accompanying notes are an integral part of these consolidated financial statements.

CLARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Years Ended March 31,
	1999	2000	2001
Net sales	$143,913	$107,494	$ 75,018
Cost of sales	102,876	84,240	55,217

Gross profit	41,037	23,254	19,801
Operating expenses:
Selling, general and administrative	28,191	23,526	22,622
Research and development	9,678	13,399	14,981
In-process research and development	5,000	—	—
Gain on sale of Clare EMG (Note 11)	—	(11,515)	—
Gain on sale of real estate (Note 8(c))	—	—	(716)
Restructuring costs (credit) (Note 10)	3,700	(875)	723

Operating loss	(5,532)	(1,281)	(17,809)
Interest income	571	960	1,694
Interest expense	(232)	(155)	(157)
Other (expense) income, net	(390)	551	(137)

(Loss) income before benefit for income taxes	(5,583)	75	(16,409)
Benefit from income taxes	—	(1,688)	—

Net (loss) income	$ (5,583)	$ 1,763	$(16,409)

Basic (loss) earnings per share	$ (0.59)	$ 0.19	$ (1.70)
Diluted (loss) earnings per share	$ (0.59)	$ 0.18	$ (1.70)
Weighted average number of common shares outstanding:
Basic	9,398,144	9,518,984	9,654,460
Diluted	9,398,144	9,723,477	9,654,460

The accompanying notes are an integral part of these consolidated financial statements.

CLARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED MARCH 31, 2001

(dollars in thousands)

	Common Stock						Treasury Stock
						Accumulated Other Comprehensive Loss
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit		Number of Shares	Amount	Total Stockholders' Equity	Comprehensive Income (Loss)
Balance, March 31, 1998	9,356,452	$94	$95,653	$(154)	$(3,390)	$(1,046)	—	$—	$91,157
Exercise of stock options	27,250	—	129	—	—	—	—	—	129
Common stock issued for services rendered	28,214	—	207	—	—	—	—	—	207
Issuance of common stock under the Employee Stock Purchase Plan	41,123	1	226	—	—	—	—	—	227
Exercise of warrants	1,300	—	2	—	—	—	—	—	2
Tax benefit of disqualifying disposition of incentive stock options	—	—	11	—	—	—	—	—	11
Net loss	—	—	—	—	(5,583)	—	—	—	(5,583)	$(5,583)
Translation adjustment	—	—	—	—	—	(47)	—	—	(47)	(47)
Amortization of deferred compensation	—	—	—	92	—	—	—	—	92
Comprehensive net loss

Balance, March 31, 1999	9,454,339	95	96,228	(62)	(8,973)	(1,093)	—	—	86,195	$(5,630)
Exercise of stock options	41,060		192	—	—	—	—	—	192
Common stock issued for services rendered	9,960	—	55	—	—	—	—	—	55
Issuance of common stock under the Employee Stock Purchase Plan	85,907	1	420	—	—	—	—	—	421
Net income	—	—	—	—	1,763	—	—	—	1,763	$1,763
Translation adjustment	—	—	—	—	—	640	—	—	640	640
Amortization of deferred compensation	—	—	—	62	—	—	—	—	62
Comprehensive net income

Balance, March 31, 2000	9,591,266	96	96,895	—	(7,210)	(453)	—	—	89,328	2,403
Exercise of stock options	103,771	1	75	—	—	—	—	—	76
Common stock issued for services rendered	11,586	—	60	—	—	—	—	—	60
Issuance of common stock under the Employee Stock Purchase Plan	68,844	1	311	—	—	—	—	—	312
Purchase of Treasury Stock	—	—	—	—	—	—	(30,000)	(165)	(165)
Net loss	—	—	—	—	(16,409)	—	—	—	(16,409)	$(16,409)
Translation adjustment	—	—	—	—	—	(152)	—	—	(152)	(152)
Comprehensive net loss

Balance, March 31, 2001	9,775,467	$98	$97,341	$—	$(23,619)	$(605)	(30,000)	$(165)	$73,050	(16,561)

The accompanying notes are an integral part of these consolidated financial statements.

CLARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended March 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,583)	$1,763	$(16,409)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,488	9,120	8,608
Loss on disposal of property, plant and equipment	—	—	187
Noncash portion of restructuring charge	1,015	—	—
Write-off of acquired in-process R&D	5,000	—	—
Gain on disposal of business activities	—	(11,515)	—
Gain on sale of real estate	—	—	(716)
Benefit for deferred income taxes	(915)	—
Compensation expense associated with stock options	92	62	—
Common stock issued for services rendered	207	55	60
Write-down of property, plant and equipment	400	—	—
Changes in assets and liabilities, net of effect from acquisitions and dispositions:
Accounts receivable	1,829	8,304	2,550
Inventories	(1,702)	2,610	(3,325)
Other current assets	(835)	1,278	(631)
Accounts payable	(661)	(6,781)	1,561
Accrued liabilities	440	(4,590)	(1,397)
Unearned revenue	—	550	2,011

Net cash provided by (used in) operating activities	8,775	856	(7,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,837)	(5,070)	(6,278)
Purchase of Micronix, net of cash acquired	(16,012)	—	—
Net proceeds from disposal of business activities	—	33,256	—
Purchase of Teltone inventory and intangible assets	—	—	(1,987)
Net proceeds from sale of real estate	—	—	1,300

Net cash (used in) provided by investing activities	(26,849)	28,186	(6,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	227	421	312
Proceeds from exercise of options and warrants	131	192	76
Payments of principal on long-term debt	(666)	—	—
Purchase of treasury stock	—	—	(165)
Payments on capital lease obligations	(154)	(269)	(88)
Tax benefit of disqualifying disposition of incentive stock options	11	—	—

Net cash (used in) provided by financing activities	(451)	344	135

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND INVESTMENTS	(43)	85	31

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND INVESTMENTS	(18,568)	29,471	(14,300)
Cash, cash equivalents and investments, beginning of year	26,364	7,796	37,267

Cash, cash equivalents and investments, end of year	$7,796	$37,267	$22,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$98	$194	$146
Income taxes paid, (refunded)	$2,479	$(2,895)	$(99)
Acquisition of Micronix:
During fiscal 1999, the Company acquired Micronix Integrated Systems, Inc. as described in Note 9. This acquisition is summarized as follows:
Fair value of assets acquired, excluding cash	$20,825
Payments in connection with the acquisition, net of cash acquired	(16,012)

Liabilities assumed	$4,813

Sale of EMG:
Carrying amount of net assets sold		$(21,741)
Cash received		37,426
Expenses		(4,170)

Gain on sale after expenses		$11,515

The accompanying notes are an integral part of these consolidated financial statements.

CLARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Dollars in Thousands, Except Share and Per Share Amounts)

Note 1. Summary of Operations

    Clare, Inc. (the "Company") is a provider of high-voltage mixed-signal and analog semiconductor integrated packages and discrete components, reed switches, surge-protection devices, and specialized electronic components to the world's leading manufacturers of electronic communications equipment. The Company changed its name from CP Clare Corporation to Clare, Inc. on December 1, 2000.

    The Company incurred significant losses for the past three years excluding the gain on the sale of EMG. Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company's cash requirements for the foreseeable future. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and achieve its business objectives.

Note 2. Significant Accounting Policies

    The accompanying consolidated financial statements reflect the application of the following significant accounting policies:

(a) Fiscal Periods

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31st each year. Fiscal years 1999, 2000 and 2001 were each 52 weeks. For convenience, the Company's fiscal year-end has been presented as March 31.

(b) Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Reclassifications

    Certain amounts in the previous years' financial statements have been reclassified to conform with the current year's presentation.

(d) Cash, Cash Equivalents and Investments

    The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. The Company carries its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents and investments at March 31, 2000 principally consist of overnight demand notes and short-term tax-exempt commercial paper and tax-exempt variable rate municipal bonds. The Company has the option to require the issuers of the tax-exempt variable rate municipal bonds to purchase these investments upon seven days' notice. The Company has deemed these investments to be available-for-sale at March 31, 2000 and they are carried at cost, which approximates market value. Cash equivalents and investments consisted of money market accounts and overnight demand notes at March 31, 2001.

(e) Revenue Recognition

    Revenues from product sales are recognized when the products are shipped, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable and collection of the related receivable is probable. Certain shipments to distributors are subject to limited right-of-return provisions. Pursuant to SFAS No. 48, Revenue Recognition when Right of Return Exists, distributor returns are accrued at the time of product shipment and are based on management estimates and known return authorizations. The Company recognizes revenue on Clare-Micronix customized development projects at successful completion of each project phase and when there are no future obligations for that phase.

(f) Earnings (Loss) Per Common and Common Share Equivalent

    Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of stock options that could share in the earnings of the Company.

    The reconciliation of amounts used in the computation of basic and diluted earnings (loss) per share consist of the following at March 31, 1999, 2000 and 2001:

	1999	2000	2001
Basic weighted average shares outstanding	9,398,144	9,518,984	9,654,460
Weighted average common equivalent shares	—	204,493	—

Diluted weighted average shares outstanding	9,398,144	9,723,477	9,654,460

    Securities that were not included in computing diluted earnings per share because their effect would be antidilutive consist of the following at March 31, 1999, 2000 and 2001:

	1999	2000	2001
Options to purchase common stock	2,468,511	1,799,014	2,457,352

(g) Foreign Currency Translation and Transactions

    The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at fiscal year-end in accordance with SFAS No. 52, Foreign Currency Translation. Revenues and expenses are translated using exchange rates in effect during each period. Because the Company's subsidiaries in Mexico (through the date of disposition—see Note 11) and Taiwan are considered extensions of domestic operations, the translation (losses) gains of ($10), $21, and $18 recognized in fiscal years 1999, 2000, and 2001, respectively, have been included in the accompanying consolidated statements of operations and, accordingly, are classified as other income (expense) (see Note 15). The cumulative translation adjustment component of stockholders' equity relates primarily to the Company's European operations.

(h) Research and Development Expense

    Expenditures for research and development of products and manufacturing processes are expensed as incurred.

(i) Derivative Financial Instruments and Fair Value of Financial Instruments

    SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, requires disclosure of any significant derivative or other financial instruments. Prior to fiscal 2000, the Company had hedged its net intercompany trade balance (Belgian francs), which related to trade sales to third party customers in the ordinary course of business. Since the start of a common European currency (Euro) the Company has ceased all hedging activity. At March 31, 1999, the Company had one outstanding Belgian franc ("BF") forward contract amounting to 23,000 BF or $625 with a gross deferred loss of $4 from the rollover of such contracts to the planned settlement date. At March 31, 2000 and March 31, 2001, the Company had no forward currency contracts.

    SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at March 31, 2000 and 2001. Fair values have been determined through information obtained from market sources and management estimates.

(j) Concentration of Credit Risk and Significant Customers

    Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company places its temporary cash investments in financial institutions. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. During fiscal years 1999 and 2000 one customer accounted for 13% and 12% of the Company's net sales, respectively. No one customer accounted for greater than 10% of net sales during fiscal 2001. No one customer accounted for greater than 10% of accounts receivable as of March 31, 2001.

(k) Stock-Based Compensation

    The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees' and Financial Accounting Standards Board, (FASB), interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25 (Interpretation No. 44). Interpretation No. 44 clarifies the application of APB Opinion No. 25 in certain situations, as defined. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosures of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information (see Note 12).

(l) Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) New Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards that require derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivatives fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains or losses to offset related changes in value of the hedged item in the income statement, and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect that such adoption will have a material impact on the Company's results of operations, financial position or cash flows.

(n) Comprehensive Income (Loss)

    SFAS No. 130, Reporting Comprehensive Income (Loss), requires disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists entirely of the net loss plus the Company's translation adjustment accounts and is disclosed in the accompanying statements of stockholders' equity.

Note 3. Inventories

    Inventories include materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2000 and 2001:

	2000	2001
Raw materials	$3,200	$5,618
Work in process	5,858	6,205
Finished goods	2,348	3,092

	$11,406	$14,915

Note 4. Property, Plant and Equipment

    Property, plant and equipment are stated at cost and consist of the following at March 31, 2000 and 2001:

Description	2000	2001	Estimated Useful Life
Machinery and equipment	$31,837	$33,575	3 to 7 years
Furniture and fixtures	1,935	1,821	5 to 10 years
Leasehold improvements	11,073	14,441	Life of lease
Construction in process	1,878	44
Property held for sale (Note 8)	1,348	—

	48,071	49,881
Less: Accumulated depreciation and amortization	21,777	24,875

	$26,294	$25,006

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

    Intangible assets include goodwill and intangibles related to the Clare-Micronix acquisition (see Note 9) and intangible assets related to the acquisition of Teltone Corporation's integrated circuits product line. Goodwill and existing technology are amortized on a straight-line basis over periods ranging from four to eight years.

    Intangible assets consist of the following at March 31, 2000 and 2001:

	2000	2001	Amortization Period
Existing Technology—Clare-Micronix Acquisition	$2,456	$2,456	8 years
Goodwill—Clare-Micronix Acquisition	10,308	10,308	8 years
Purchased Technology—Teltone	—	1,655	5 years

	12,764	14,419
Less: Accumulated Amortization	(3,410)	(5,492)

	$9,354	$8,927

Note 6. Accrued Expenses

    Accrued expenses consist of the following at March 31, 2000 and 2001:

	2000	2001
Payroll and benefits	$2,679	$1,566
Restructuring (Note 10)	149	580
Environmental remediation (Note 8)	854	450
Other	1,664	1,640

	$5,346	$4,236

Note 7. Borrowings and Credit Facilities

(a) Credit Facility

    The Company has a $10.0 million committed revolving credit facility (the "Credit Facility") expiring December 31, 2001. Interest on 30-day loans is based on either LIBOR plus a spread ranging from 0.50% to 1.50%, based on Company performance (5.58% at March 31, 2001); or the higher of the latest Federal Funds rate plus 0.50% or the bank's reference rate (8.00% at March 31, 2001). The Company must be 110% cash collateralized under the credit facility.

    There have been no borrowings since the inception of the Credit Facility in March 1999. However, as of March 31, 2000 and 2001, the Company has $500 and $2,045, respectively, of letters of credit outstanding under the credit facility in connection with certain leases. Letters of credit in the amount of $2,045 are collateralized by $2,250 cash on deposit at the bank as of March 31, 2001. The letters of credit expire on December 31, 2001 and will automatically renew annually at the discretion of the lessor. The cash collateral is included in restricted cash in the accompanying balance sheet at March 31, 2001.

    The Credit Facility contains certain financial covenants that require the Company to maintain minimum tangible net worth and working capital. The Credit Facility also contains certain non-financial covenants. The Company was in compliance with all covenants as of March 31, 2001.

(b) Capital Leases

    The Company leases certain equipment under capital leases. Future minimum lease payments under these leases as of March 31, 2001 are as follows:

March 31,	Amount
2002	$169
2003	45

Total Minimum lease payments	214
Less: Amount representing interest	19

Capital Lease Obligation	195
Less: Current portion of capital lease obligations	153

Long-term portion	$42

Note 8. Commitments and Contingencies

(a) Operating Leases

    The Company leases certain office and production facilities and various equipment under operating leases expiring at various dates through September 2011.

    Future minimum payments under these leases are as follows as of March 31, 2001:

March 31,	Amount
2002	$7,829
2003	4,692
2004	3,461
2005	2,081
2006	1,465
Thereafter	4,597

Total	$24,125

    Total lease expense for fiscal years 1999, 2000, and 2001 was $5,514, $5,719, and $7,775 respectively.

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

(c) United States

    In connection with the acquisition of the Clare Division of General Instrument Corporation in 1989, the Company purchased a manufacturing facility located on West Pratt Avenue in Chicago, Illinois and subsequently discovered environmental contamination at the facility. During

December 2000, the property was sold for $1,300 in cash, net of closing costs. The net book value of the assets sold was $934, resulting in a gain of $366. The purchaser has agreed to indemnify the Company for any environmental clean-up costs arising from the presence of known pollutants existing at the time of the sale. In addition, the Company is insured for any clean-up costs arising from pollutants existing at the time of the sale but the presence of which were unknown. Some of the contamination from the West Pratt Avenue site has migrated onto two adjacent properties. The Company has completed the remediation on one of the adjacent sites and expects that such site will receive a no-further-remediation letter from the Illinois Environmental Protection Agency in the near future. The owner of the other adjacent site has indemnified the Company with respect to clean-up costs associated with that property in exchange for $100. As the result of these events, management revised its estimate for environmental remediation liability at these locations and has reduced the liability by $350, which is included in the gain on the sale of real estate.

(d) Belgium

    In Connection with the sale of the Tongeren Manufacturing Company ("TMC") in 1997, the Company agreed to indemnify Gunther GmbH (the "buyer") for up to $350 for established environmental remediation costs, subject to certain conditions and limitations. To date, no claims have been made under this environmental indemnification and the amount is included in accrued expenses at March 31, 2001.

(e) Legal Proceedings

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and believes that all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

Note 9. Acquisition

    On July 6, 1998, the Company acquired Micronix Integrated Systems, Inc. ("Clare-Micronix"), a designer and manufacturer of analog and mixed-signal application specific integrated circuits. The Company paid $16,012 for the acquisition and direct costs, net of cash acquired and assumed liabilities of $4,813, for a total purchase price of $20,825. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16 Business Combinations, and accordingly, Clare-Micronix's operating results since the date of acquisition are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the aggregate purchase price to the assets acquired based on their fair values. An independent appraisal, using proven valuation procedures and techniques, was used to determine the fair value of the purchased intangible assets.

    In connection with the acquisition the Company allocated $5,000 to purchased in-process research and development ("in-process R&D"), representing the appraised fair value of projects that did not have future alternative uses. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the in-process research and development projects. The development of these projects had not yet reached technological feasibility and the research and development in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

Note 10. Restructuring

    (a) In fiscal 1999, the Company announced a restructuring of its operations and recorded a pretax charge of $3,700 in accordance with the criteria set forth in Emerging Issues Task Force (EITF) 94-3. The 1999 restructuring charge includes severance-related costs associated with workforce reduction of approximately 60 persons on a worldwide basis, half of which are in manufacturing and the remainder in sales, general and administrative. The balance of the 1999 restructuring includes a write-down of assets associated with the closure of the Company's Wakefield, Massachusetts production facility, which was substantially completed in the fourth quarter of 1999.

    The components of the 1999 restructuring expenses are as follows:

Employee severance, benefits and related costs	$2,084
Write-off and write-down of assets to be disposed	1,034
Lease termination and relocation costs	420
Other	162

Total	$3,700

    In fiscal 2000, the Company revised the estimated cost of this restructuring by reversing $875. The revision reflected lower than expected severance costs. All restructuring costs related to the 1999 restructuring have been expensed as of March 31, 2000.

    (b) In March 2001, the Company implemented a restructuring plan to better align its organization with its corporate strategy and recorded a restructuring charge of $723 in accordance with EITF 94-3 and SEC Staff Accounting Bulletin 100. The 2001 restructuring charge includes severance-related costs associated with workforce reduction of approximately 20 persons across the following functions: manufacturing (15), general and administrative (1), research and development (4). At March 31, 2001, approximately $580 of the accrued restructuring remained. The total cash impact of the restructuring was approximately $723, all of which will be paid by the end of the fourth quarter of fiscal 2002.

Note 11. Divestiture

    On August 20, 1999, the Company sold all of the issued and outstanding shares of common stock of Clare EMG, Inc. ("EMG"), a wholly owned subsidiary of Clare, Inc., and certain assets to Sumida Electric Co., Ltd. ("Sumida"), for $37,426 in cash. EMG included the Company's advanced magnetic winding, reed relay, and surge arrester product lines together with the second tier affiliate Clare Mexicana S.A. de C.V.

    The gain on sale of EMG is calculated as follows:

Cash received	$37,426
Less: Net assets divested	21,741
Gain on sale before expenses	15,685
Less: Direct expenses	(4,170)

Net Gain on sale	$11,515

    Unaudited pro forma financial data assuming EMG had been sold as of April 1, 1998 is as follows:

	Years ended March 31,
	1999	2000
Net sales	$85,721	$81,834
Gross margin	30,413	19,996

Note 12. Stockholders' Equity

(a) Shares Reserved

    As of March 31, 2001, shares of common stock reserved for issuance were as follows:

Exercise of stock options	2,970,576
Employee Stock Purchase Plan	31,868

3,002,444

(b) Stock Options

    The Company maintains an equity incentive plan (the "1995 Plan"), that provides for the issuance of options to purchase up to 4,680,000 shares of the Company's common stock. The 1995 Plan permits the issuance of both incentive stock options and nonqualified stock options. All options, grants, pricing, expiration periods and vesting periods are determined by the Board of Directors, or pursuant to delegated authority, by the president of the Company, and options must be granted at a price not less than 100% of the fair market value at the date of grant in the case of incentive stock options or at 85% of the fair market value in the case of nonqualified stock options. The Company recognizes the difference, if any, between the fair market value of the Company's stock on the date of grant and the exercise price of the options as deferred compensation and recognizes any compensation expense over the applicable vesting periods.

    The 1995 Plan also provides for an automatic grant of non-qualified stock options to purchase 10,000 shares of common stock to each new independent director. Also, each existing independent director serving as a Director five days after the Company's annual stockholders meeting shall automatically be granted a nonqualified stock option to purchase 5,000 shares of common stock.

    The 1995 Plan also provides for stock appreciation awards, stock awards, performance share awards and dividend equivalent rights. The stock appreciation rights may be granted in tandem with or independent of stock options. The Company has not granted any stock appreciation rights or dividend equivalent rights as of March 31, 2000 or March 31, 2001.

    As of March 31, 2001, there are 513,224 shares available for future grant under the 1995 Plan.

    The following table summarizes incentive and nonqualified stock option activity under the 1995 Plan for the fiscal years ended March 31, 1999, 2000 and 2001:

	Number of Options	Exercise price per Share	Weighted Average Price per Share
Outstanding at March 31, 1998	1,844,199	$0.50 - $24.63	$10.36
Granted	1,089,714	4.38 - 13.19	7.73
Exercised	(55,464)	0.50 - 13.19	6.05
Canceled	(409,938)	0.50 - 17.25	9.13

Outstanding at March 31, 1999	2,468,511	0.50 - 24.63	9.34
Granted	481,612	3.38 - 11.47	5.73
Exercised	(51,020)	0.50 - 11.47	4.84
Canceled	(690,470)	0.50 - 18.00	9.67

Outstanding at March 31, 2000	2,208,633	0.50 - 24.63	8.52
Granted	909,600	3.75 - 7.88	5.76
Exercised	(103,771)	0.50 - 7.38	1.19
Canceled	(557,110)	3.63 - 19.00	8.72

Outstanding at March 31, 2001	2,457,352	$0.50 - $24.63	$7.94

Exercisable at March 31, 2001	1,002,621	$0.50 - $24.63	$9.19
Exercisable at March 31, 2000	787,891	$0.50 - $24.63	$9.38
Exercisable at March 31, 1999	603,001	$0.50 - $24.63	$10.07

    The following table summarizes information about stock options outstanding and exercisable at March 31, 2001:

	Outstanding Options			Options Exercisable
Exercise Price Range	Number of Options	Weighted Average Years Remaining Contract Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	1,200	3.29	$0.50	1,200	$0.50
$3.50-$4.25	242,952	9.07	$3.99	147,671	4.17
$4.38-$7.00	1,171,300	8.8	$6.16	237,560	6.32
$7.06-$8.50	134,460	6.71	$7.85	73,900	8.02
$8.97-$9.25	643,540	6.56	$9.05	348,590	9.03
$9.38-$14.00	31,500	7.15	$11.65	15,900	11.93
$15.50-24.63	232,400	5.63	$17.60	177,800	$17.80

	2,457,352			1,002,621

    Options granted in 1999, 2000, and 2001 have been valued using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted-average assumptions used for fiscal years 1999, 2000 and 2001 are as follows:

	1999	2000	2001
Risk-free interest rate	5.0%	5.0%	5.73%
Expected dividend yield	—	—	—
Expected lives	6 years	6 years	6 years
Expected volatility	80%	118%	96%
Weighted average grant-date fair value per share of options granted at fair market value during the period	$6.72	$5.00	$4.71
Weighted average exercise price of options granted at fair market value during the period	$7.73	$5.73	$5.76
Weighted average remaining contractual life of options outstanding	8.2 years	7.7 years	7.8 years

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation cost been determined consistent with SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per common share outstanding on a basic and diluted basis for fiscal years 1999, 2000 and 2001 would have been as follows:

	1999	2000	2001
Net (loss) income:
As reported	$(5,583)	$1,763	$(16,409)
Pro forma	$(8,556)	$256	$(19,117)
Basic (loss) earnings per share:
As reported	$(0.59)	$0.19	$(1.70)
Pro forma	$(0.91)	$0.03	$(1.98)
Diluted (loss) earnings per share:
As reported	$(0.59)	$0.18	$(1.70)
Pro forma	$(0.91)	$0.03	$(1.98)

(c) Employee Stock Purchase Plan

    Under the Clare, Inc. 1995 Employee Stock Purchase Plan (the "Purchase Plan"), all U.S. and Belgian employees (including officers) of the Company, as defined, are eligible to purchase the Company's common stock at an exercise price equal to 85% of the fair market value of the common stock. The Purchase Plan provides for up to 300,000 shares for issuance under the Purchase Plan. As of March 31, 2001, 268,132 shares have been issued under this Purchase Plan, and rights to purchase 31,868 shares are available for purchase.

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

Note 13. Employee Benefit Plans

(a) 401(k) Benefit Plan

    U.S. employees of the Company may participate in a supplemental retirement program (the "401(k) Plan") established under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 75% of individual contributions, up to 3% of base pay, as defined. Employee contributions vest immediately, while Company matching contributions fully vest after two years of service, as defined. For fiscal years 1999, 2000 and 2001, the Company contributed $329, $317, and $389, respectively, under the 401(k) Plan.

(b) Bonus Plan

    Under the 1995 Key Employee Incentive Plan (the "Bonus Plan"), the Company has the discretion to determine whether certain employees of the Company are eligible for a bonus if certain milestones established for the Company and for each individual are achieved, as defined. Participants may elect to defer payment of their bonus to a later date and will be entitled to interest on deferred amounts. The Company also has the discretion to pay the bonus in cash, or partially or fully in stock, options or discounted options under the 1995 Stock Plan. During fiscal years 1999 and 2000, the Company incurred $80 and $100, respectively, related to the Bonus Plan. The Company did not incur expenses related to the Bonus Plan in 2001.

Note 14. Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The statement requires that deferred income tax accounts reflect the anticipated tax consequences in future years of differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards ("NOL"), to the extent that realization of such benefits is more likely than not.

    The components of domestic and foreign income (loss) before the provision for income taxes for fiscal years ended March 31, 1999, 2000 and 2001 are as follows:

	1999	2000	2001
Domestic	$(6,907)	$168	$(16,490)
Foreign	1,324	(93)	81

	$(5,583)	$75	$(16,409)

    The components of current and deferred provision for income taxes for the fiscal year ended March 31, 2000 is as follows:

2000
Current:
Federal	$(1,907)
State	—
Foreign	219

Total current	$(1,688)

Deferred:
Federal	—
State	—
Foreign	—
Total deferred	—
Benefit from Income Taxes	$(1,688)

    There was no provision for (benefit from) income taxes for fiscal years ended March 31, 1999 and 2001, due to significant operating losses for which realizability is uncertain.

    The income tax provision is different from that, which would be computed by applying the U.S. federal income tax rate to income before taxes for the fiscal year ended March 31, 2000, and is as follows:

2000
Federal statutory tax rate	34.0%
State income taxes, net of federal income tax benefit	(691.0)
Tax exempt interest	—
Non-deductible in-process research and development	—
Non-deductible goodwill amortization	855.0
Non-deductible foreign expenses	430.0
Difference in foreign provision versus statutory U.S. rate	—
Decrease in valuation allowance relating to net operating loss carryforwards	(2,543.0)
Other	(336.0)
(2,251.0)%

    Significant components of deferred income tax assets and liabilities at March 31, 2000 and 2001 are as follows:

	2000	2001
Current deferred income tax assets:
Net operating loss carryforwards	$22	$—
Reserves and accruals not yet deducted for tax purposes	2,857	4,056
Less: Valuation allowance	(146)	(1,323)

Net current deferred income tax assets	$2,733	$2,733

Long-term deferred income tax assets:
Net operating loss carryforwards	$2,717	$10,874
Net capital loss carryforwards	9,581	5,880
State tax credits	404	560
Less: Valuation allowance	(10,189)	(14,184)

Net long-term deferred income tax assets	2,513	3,130

Long-term deferred income tax liabilities:
Depreciation	(1,523)	(2,320)
Acquired intangible assets	(539)	(309)

Net long-term income tax liabilities	(2,062)	(2,679)

Long-term deferred income tax asset, net	$451	$451

    The Internal Revenue Code of 1986, as amended, (the "Code") limits the amount of net operating loss and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. In connection with the acquisition of the Clare Division of General Instrument in 1989 and the simultaneous issuance of common stock and warrants, the Company incurred a cumulative change in ownership in excess of 50% as defined in the Code. This change in ownership has limited the Company's ability to utilize, in any one year, the net operating loss and credit carryforwards incurred prior to this change in ownership. The Company estimates that the total NOL through January 1989 subject to this limitation is $7,492. The use of the available NOL is limited to $311 in each year subsequent to this change in ownership. In Taiwan, the Company has NOL carryforwards of $1,508 at March 31, 1999, which began to expire in fiscal 1999.

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

    The remainder of the valuation allowance relates to the limited use of certain net operating loss carryforwards. Taxes have not been provided on foreign subsidiaries' undistributed earnings of $2,605 at March 31, 2001, which are deemed indefinitely invested.

Note 15. Other (Expense) Income

    Other (expense) income consists of the following for fiscal years 1999, 2000, and 2001:

	1999	2000	2001
Net (loss) gain from foreign currency exchange	$(227)	$41	$(88)
Other	(163)	510	(49)

	$(390)	$551	(137)

Note 16. Summary of Quarterly Information (Unaudited)

    Quarterly financial information for the fiscal years 2000 and 2001 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2000
Net sales	$36,038	$28,934	$21,617	$20,905	$107,494
Gross profit	8,526	4,722	5,869	4,137	23,254
Net (loss) income	(678)	10,506	(2,231)	(5,834)	1,763
Basic (loss) earnings per share	$(0.07)	$1.10	$(0.23)	$(0.61)	$0.19
Diluted (loss) earnings per share	$(0.07)	$1.08	$(0.23)	$(0.61)	$0.18
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2001
Net sales	$21,469	$19,772	$19,698	$14,079	$75,018
Gross profit	6,910	4,961	5,263	2,667	19,801
Net (loss)	(1,945)	(3,877)	(2,998)	(7,589)	(16,409)
Basic and diluted (loss) per share	$(0.20)	$(0.40)	$(0.31)	$(0.78)	$(1.70)

Note 17. Financial Information by Segment

    SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The

Company's chief operating decision-making group is composed of the chief executive officer, members of senior management and the board of directors.

    In fiscal 2001, the Company's reportable operating segments are Solid State Relays, Integrated Circuits, and Reed Switches.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between company segments. Segment information for the years March 31, 1999, 2000 and 2001 is as follows.

	Solid State Relays	Integrated Circuits	Reed Switches	Electro- mechanical and Other	Corporate	Total
1999
Net product sales	61,493	7,218	24,492	50,710	—	143,913
Gross profit	21,016	3,699	7,307	9,015	—	41,037
Depreciation and amortization	4,232	1,987	191	3,078	—	9,488
Interest Income	—	—	—	—	571	571
Interest expense	—	—	—	—	232	232
Charge for in-process research and development	—	5,000	—	—	—	5,000
Restructuring costs	—	—	—	—	3,700	3,700
Income taxes	—	—	—	—	—	—
Property, plant and equipment	21,409	2,327	966	15,573	—	40,275
2000
Net product sales from external customers	49,025	9,643	25,992	22,834	—	107,494
Gross profit	7,976	4,616	7,386	3,276	—	23,254
Depreciation and amortization	5,059	2,387	650	1,024	—	9,120
Interest income	—	—	—	—	960	960
Interest expense	—	—	—	—	155	155
Restructuring costs (credit)	—	—	—	—	(875)	(875)
Income tax provision (benefit)	—	—	—	—	(1,688)	(1,688)
Property, plant and equipment	21,441	2,097	2,756	—	—	26,294
2001
Net product sales from external customers	44,710	17,103	13,205	—	—	75,018
Gross profit	11,046	9,642	(887)	—	—	19,801
Depreciation and amortization	4,768	2,848	1,019	—		8,608
Interest income	—	—	—	—	1,694	1,694
Interest expense	—	—	—	—	157	157
Restructuring costs	—	—	—	—	723	723
Income taxes	—	—	—	—	—	—
Property, plant and equipment	18,201	2,917	3,888	—	—	25,006

    Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arm's-length basis.

    Long-lived tangible assets by geographic area were as follows:

Geographic Area	2000	2001
United States	$26,107	$24,896
Belgium	153	104
France	11	—
Germany	11	—
Taiwan	12	6

	$26,294	$25,006

    Revenues by geographic area for the years ended March 31, 1999, 2000 and 2001 were as follows:

Geographic Area	1999	2000	2001
United States	$86,059	$54,823	$32,743
France	6,164	3,987	3,284
Germany	6,708	4,996	4,654
Taiwan	5,350	5,762	3,892
Sweden	3,673	3,568	3,786
United Kingdom	12,412	7,825	4,192
Malyasia	4,886	4,792	7,619
Other	18,661	21,741	14,848

	$143,913	$107,494	$75,018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 20, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 20, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 20, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 20, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)
Financial Statements.

(1)
Financial Statements

      The consolidated financial statements and notes are set forth under Part II, Item 8, Financial Statements and Supplementary Data.

      Index to Consolidated Financial Statements.

    (a)
    Consolidated Balance Sheets as of March 31, 2000 and 2001.

    (b)
    Consolidated Statements of Operations for the Years Ended March 31, 1999, 2000 and 2001.

    (c)
    Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1999, 2000 and 2001.

    (d)
    Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 2000 and 2001.

    (e)
    Notes to Consolidated Financial Statements.

  (2)
  Financial Statement Schedules

      The following financial schedule of Clare, Inc. is included in this Annual Report on Form 10-K.

      Schedule II—Valuation and Qualifying Accounts Page 44

      Schedules other that which is listed above have been omitted because those are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

  (3)
  Exhibits

      Exhibits are as set forth in the "Exhibit Index" which begins on page 53 of this Annual Report and precedes the exhibits filed.

(b)
Reports on Form 8-K.

    None.

(c)
Exhibits.

    The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(d)
Financial Statement Schedules.

    The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)(2) set forth above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clare, Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on June 22, 2001.

CLARE, INC.
Date: June 22, 2001	By:	/s/ LARRY L. MIHALCHIK Larry L. Mihalchik, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ HARRY ANDERSEN FOR Andrew E. Lietz	Chairman	June 22, 2001
/s/ LARRY L. MIHALCHIK Larry L. Mihalchik	President, Chief Executive Officer and Director	June 22, 2001
/s/ HARRY ANDERSEN Harry Andersen	Senior Vice President and Chief Financial Officer	June 22, 2001
/s/ HARRY ANDERSEN FOR Winston R. Hindle, Jr.	Director	June 22, 2001
/s/ HARRY ANDERSEN FOR James K. Sims	Director	June 22, 2001
/s/ HARRY ANDERSEN FOR John G. Turner	Director	June 22, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

     To Clare, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Clare, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 27, 2001

Schedule II

CLARE, INC. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Accounts Receivable Allowance	Balance as of Beginning of Period	Provision (Credits)	Uncollectible Accounts Written Off	Balance at End of Period
Year Ended March 31, 2001	$1,287	$(110)	$96	$1,081
Year Ended March 31, 2000	1,365	1,312	1,390	1,287
Year Ended March 31, 1999	1,177	461	273	1,365

Restructuring Reserve	Balance as of Beginning of Period	Provision (Credit)	Cash Paid	Balance at End of Period
Year Ended March 31, 2001	$149	$723	$292	$580
Year Ended March 31, 2000	2,152	(875)	(1,128)	149
Year Ended March 31, 1999	—	2,684	(532)	2,152

EXHIBIT INDEX

    Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Title
2.1	Agreement and Plan of Merger by and among Clare, Inc., Clare Micronix Integrated Systems, Inc., Micronix Integrated Systems, Inc., Dennis Cocco and the Principal Stockholders of the Company (as such term is defined therein) dated as of July 6, 1998(6).
3.1	Amended and Restated Articles of Organization of the Registrant(2).
3.2	Certificate of Vote of Directors Establishing a Series of A Class of Stock(5).
3.3	Amended and Restated By-laws of the Registrant(1).
4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant(1).
4.2	Shareholder Rights Agreement, dated April 29, 1996, between Clare, Inc. and State Street Bank and Trust Company, as Rights Agent(3).
10.2
Amended and Restated Multicurrency Credit Agreement by and among the Registrant, Clare, Inc. N.V., Bank of America National Trust and Savings Association, as Agent and the Other Financial Institutions Party thereto dated March 6, 1998(7).
10.3
Revolving Note in the amount of $20,000,000 made by the Registrant and Clare, Inc. N.V. in favor of the Bank of America National Trust and Savings Association dated March 6, 1998 pursuant to that certain Amended and Restated Multicurrency Credit Agreement of even date(7).
10.4
Revolving Note in the amount of $20,000,000 made by the Registrant and Clare, Inc. N.V. in favor BankBoston, N.A. dated March 6, 1998 pursuant to that certain Amended and Restated Multicurrency Credit Agreement of even date(7).
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
10.8	Clare, Inc. Voluntary Deferred Compensation Plan for Key Employees effective as of April 1, 1998(7).
10.35	Commercial Lease between the Registrant and Rosner and Associates for 45 Progress Parkway, St. Louis, Missouri dated September 23, 1991, as amended November 25, 1992(1).
10.36	Standard Industrial Lease between General Instrument Corporation and Davis Properties for 48 Progress Parkway, St. Louis, Missouri dated December 15, 1987(1).
10.37	Lease between the Registrant and the Trustees of Elandzee Trust for 430 Bedford Street, Lexington, MA dated December 1, 1994(1).
10.37.1	First Amendment to Lease between the Registrant and the Trustees of Elandzee Trust for 430 Bedford Street, Lexington, MA dated July 18, 1995(2).
10.38
Subordination, Nondisturbance and Attornment Agreement between the Registrant, Mortimer B. Zuckerman and Edward H. Linde, Trustees of the Elandzee Trust and The Sakura Bank, Limited, New York Branch dated December 1, 1994 (1).

10.47	Cleanup Agreement between the Registrant and General Instrument Corporation dated May 1, 1995(1).
10.49	Employment Agreement between the Registrant and Arthur R. Buckland dated September 15, 1993, as amended by Amendment dated March 20, 1995(1).
10.59	1995 Stock Option and Incentive Plan, as amended and restated as of September 29, 1996(2).
10.60	1995 Employee Stock Purchase Plan, as amended and restated as of October 23, 1995(2).
10.61	Clare, Inc. Key Employee Incentive Plan effective April 1, 1995, as amended and restated as of October 2, 1995(2).
10.63	The Clare, Inc. Savings Plan(1).
10.66	Lease Agreement dated as of October 31, 1995, by and between Thomas J. Flatley, d/b/a The Flatley Company and Clare, Inc.(4).
10.71.1	Employment Agreement between the Company and Dennis Cocco dated July 6, 1998(6).
10.72	Non-Competition Agreement between the Company and Dennis Cocco dated July 6, 1998(6).
10.73	Clare, Inc. Non-Qualified Stock Option Plan, pursuant to which options were granted to Dennis Cocco, dated July 6, 1998(6).
10.74	Employment Agreement between the Company and Dave Adams dated July 6, 1998(6).
10.75	Non-Competition Agreement between the Company and Dave Adams dated July 6, 1998(6).
10.76	First Amendment to Amended and Restated Employment Agreement between the Company and Thomas B. Sager dated November 23, 1998(7).
10.77	First Amendment to Employment Agreement between the Company and Richard Morgan dated November 23, 1998(7).
10.78	Employment Agreement between the Company and Harry Andersen dated December 22, 1998(7).
10.79	Loan Agreement between the Company and Bank Boston, N.A dated March 1, 1999(7).
10.80	Form of Revolving Credit Note, Principal Amount $15,000,000 by the Company to Bank Boston, N.A. dated March 1, 1999(7).
10.81	Pledge Agreement between the Company and Bank Boston, N.A. dated March 1, 1999(7).
21	Subsidiaries of the Registrant.*
23	Consent of Arthur Andersen LLP.*

*
Filed herewith

**
Confidential treatment requested for portions of these documents

(1)
Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-91972) and incorporated herein by reference thereto.

(2)
Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98646) and incorporated herein by reference thereto.

(3)
Incorporated by reference to Current Report on Form 8-K (File No. 33-91972) filed with the Commission on April 30, 1996.

(4)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26092) for the quarterly period ended December 31, 1995 and incorporated herein by reference thereto.

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

QuickLinks

TABLE OF CONTENTS
PART I
PART II
CLARE, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE
CLARE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share information)
CLARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except share and per share amounts)
CLARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS ENDED MARCH 31, 2001 (dollars in thousands)
CLARE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
CLARE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Dollars in Thousands, Except Share and Per Share Amounts)
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II
CLARE, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)
EXHIBIT INDEX