Form 10-K/A
period 2001-03-31
CLARE INC
filed 2001-08-02
CIK 945123

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                   (Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the Fiscal Year ended March 31, 2001
                           Commission File No. 0-26092

                                   CLARE, INC.
             (Exact Name of Registrant as specified in its Charter)


                       MASSACHUSETTS                                                04-2561471
               (State or other jurisdiction                            (I.R.S. Employer Identification No.)
             of incorporation or organization)

                   78 CHERRY HILL DRIVE                                                01915
                  BEVERLY, MASSACHUSETTS                                            (Zip code)
         (Address of principal executive offices)

                                 (978) 524-6700
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value
                         Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No __
                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 18, 2001, was $24,452,662. The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of June 18, 2001 was 9,781,065.

         This Amendment amends and supplements the Form 10-K filed by the Company for the fiscal year ended March 31, 2001 by adding the following Part III, Items 10 through 13:


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table and biographical descriptions set forth certain information with respect to the Nominee for election as a Class III Director at the Annual Meeting, the continuing Directors whose terms expire at the Annual Meetings of Stockholders in 2002 and 2003 and the Executive Officers of the Company who are not Directors, based on information furnished to the Company by such Directors and Executive Officers. The following information is as of June 30, 2001, unless otherwise specified.


                                                                                      DIRECTOR
                    NAME                                  AGE                          SINCE

Class III Nominee for Election
(TERM TO EXPIRE IN 2004)
       James K. Sims                                       54                           1996

Class I Continuing Directors
(TERM TO EXPIRE IN 2002)
      Winston R. Hindle, Jr.                               71                           1995
      Larry L. Mihalchik                                   54                           1999


Class II Continuing Directors
(TERM TO EXPIRE IN 2003)
       Andrew E. Lietz                                     62                           2000
       John G. Turner                                      61                           1994


Executive Officers who are not Directors

       Harry Andersen                                      54
       Dennis Cocco                                        47
       William J. Dennehy                                  59
       Mark F. Heisig                                      44


        NOMINEE FOR ELECTION AS A DIRECTOR

         JAMES K. SIMS. Mr. Sims has been a Director since March 1996. He is the Co-Chairman and Chief Executive Officer of Gen3 Partners of Boston, Massachusetts, a position he has held since the Company's inception in 1999. Previously, he was President and Chief Executive Officer of Cambridge Technology Partners. Prior to founding Cambridge Technology Partners in 1991, Mr. Sims was Chairman and Chief Executive Officer of Concurrent Computer Corporation. Mr. Sims is also a Director of Security Dynamics Corporation.

        INCUMBENT DIRECTORS - TERM EXPIRING IN 2002

         WINSTON R. HINDLE, JR. Mr. Hindle has been a Director since July 1995. He was a Senior Vice President of Digital Equipment Corporation and a member of the Executive Committee prior to his retirement in 1994 after 32 years with the company. Mr. Hindle also serves on the Boards of Directors of Keane, Inc., Mestek, Inc., and Care Centric, Inc.

         LARRY L. MIHALCHIK. Mr. Mihalchik was named President and Chief Executive Officer of the Company on February 1, 2001. From January 2000 to that date, Mr. Mihalchik was Chief Executive Officer and a member of the Board of Directors of Internet Commerce Services Corporation (iCOMS). Previously, Mr. Mihalchik served as President, Chief Executive Officer of Atex Media Solutions, Inc., a developer and integrator of complex publishing systems. Prior to joining Atex Media Solutions, Mr. Mihalchik served as Senior Vice President and Chief Financial Officer of M/A COM, a NYSE manufacturer of electronic components.

        INCUMBENT DIRECTORS - TERM EXPIRING IN 2003

         ANDREW E. LIETZ. Mr. Lietz has been a Director since April 2000. Until July 2000, he was President and Chief Executive Officer of Hadco Corporation, a manufacturer of printed circuits and electronic interconnection devices located in Salem, New Hampshire. Prior to joining Hadco, Mr. Lietz served in a variety of management positions at International Business Machines Corporation. He is Chairman of the New Hampshire Business & Industry Association, serves on the Executive Committee of the New Hampshire Industrial Research Center, and is a member of the University of New Hampshire's Whittemore School of Business Advisory Board. In addition, Mr. Lietz is a member of the Board of Directors of EnergyNorth Corporation.

         JOHN G. TURNER. Mr. Turner has been a Director of the Company since 1993. Mr. Turner has been a General Partner since 1998 of Vision Capital, Burlingame, CA, a venture capital partnership. Prior to that time, Mr. Turner was the Managing Partner of MVP Ventures, a venture capital investment firm based in Boston, Massachusetts, a position he held since 1988. Mr. Turner also is a member of the Boards of Directors of Keymage, S.A.; Massana, Inc.; and Infitel International N.V.

        EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         HARRY ANDERSEN. Mr. Andersen joined the Company as Senior Vice President, Chief Financial Officer, in December 1998. Previously, he worked at Fidelity Investments in various management capacities, including Vice President, Office of the CFO from 1996 to 1999, and Vice President, Systems Operations from 1993 to 1996. Prior to joining Fidelity, Mr. Andersen was Controller and Chief Accounting Officer at Lotus Development Corporation and also held various manufacturing and financial management positions at General Electric Company.

         DENNIS COCCO. Mr. Cocco is the President of the Company's Clare-Micronix subsidiary that was acquired by the Company in July 1998. Mr. Cocco was the founder of Micronix Integrated Systems, Inc. in 1983 and served as President and Chief Executive Officer until its acquisition by the Company.

         WILLIAM J. DENNEHY. Mr. Dennehy was named Vice President, Worldwide Sales & Corporate Marketing in February 2000. Prior to that he held the position of VP Sales, Americas since joining the Company in June of 1999. From 1992 to 1999, Mr. Dennehy was at Harris Semiconductor (now Intersil) where he held a variety of sales and marketing positions. His last assignment at Harris was centered on Marketing and Business Development for Wireless LAN's. Prior to Harris, Mr. Dennehy held various sales, marketing and engineering positions at Sipex and RCA.

         MARK F. HEISIG. Mr. Heisig has been with Clare for four years and has held the positions of Vice President of R&D and his current position of Vice President, Communications Products. Prior to joining Clare, Mark spent five years at Lucent Technologies as the Director of the High Voltage IC Business Unit and two years at Harris Corporation as the Manager for Applications Engineering in the Power Discrete Division. He has also worked at Allegra Microsystems for eleven years as an Applications and Marketing Manager in the Power Interface IC Business Unit.


THE BOARD OF DIRECTORS AND BOARD COMMITTEES

         The business of the Company is managed under the direction of the Company's Board of Directors. The Company's Amended and Restated Articles of Organization provide that the Company's Board of Directors shall be divided into three classes and that the members of each class of Directors will serve for staggered three-year terms. The Board consists of two Class I Directors (Messrs. Hindle and Mihalchik), two Class II Directors (Messrs. Lietz and Turner), and one Class III Director (Mr. Sims), whose initial terms will expire upon the election and qualification of Directors at the Annual Meeting of Stockholders held following the fiscal years ending March 31, 2002, 2003, and 2004, respectively. At each annual meeting of stockholders, Directors will be re-elected or elected for a full term of three years to succeed those Directors whose terms are expiring.

         The Board of Directors has established an Audit Committee consisting of Messrs. Hindle (Chairman), Lietz and Sims. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of our internal accounting controls. Our Board has adopted an Audit Committee Charter. Each member of the Audit Committee is "independent" as that term is defined in the rules of the Securities and Exchange Commission and the applicable listing standards of Nasdaq. The Audit Committee held five meetings during fiscal 2001.

         The Board of Directors has established a Compensation Committee which reviews and recommends the compensation arrangements for all Directors and Executive Officers, approves such arrangements for other senior level employees and administers certain compensation and incentive plans of the Company and its subsidiaries. The Compensation Committee consists of Mr. Turner, Chairman, and Messrs. Hindle and Lietz. During fiscal 2001, the Compensation Committee held three meetings.

         In October 2000, the Board of Directors established an Executive Committee to oversee the operations of the Company and evaluate strategic alternatives. Messrs. Hindle and Lietz were appointed to the Committee with Mr. Lietz to serve as Chairman.

         Officers of the Company are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors. There are no family relationships between any Officers or Directors of the Company. The Company does not maintain a nominating committee.

         During the fiscal year ended March 31, 2001, the Board of Directors held eight meetings. All Directors attended at least 75% of the total number of meetings of the Board of Directors and all committees of the Board on which they served.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, Directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all forms they file in compliance with Section 16(a).

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2001, other than as set forth herein, all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than 10% beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE. The following table sets forth for the fiscal years ended March 31, 1999, 2000, and 2001, the cash and non-cash compensation awarded to the (i) Chief Executive Officers serving in such position during the last fiscal year and (ii) each of the four most highly compensated Executive Officers (the "Named Executive Officers") of the Company whose compensation exceeded $100,000 during the fiscal year ended March 31, 2001 and who were employed by the Company in such capacities at the end of the 2001 fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                                                   LONG-TERM
                                                      ANNUAL COMPENSATION                     COMPENSATION AWARDS
                                                  ----------------------------      ----------------------------------------
                                                                                   SECURITIES UNDERLYING      ALL OTHER
                                        FISCAL       SALARY         BONUS                 OPTIONS           COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR          $              $                      #                    $
---------------------------              ----     ------------- --------------      -------------------- --------------------

Larry L. Mihalchik                       2001        52,500           -                   100,000             1,300 (1)
  President and Chief Executive          2000          -              -                      -                    -
  Officer                                1999          -              -                      -                    -

Arthur R. Buckland*                      2001       414,435           -                      -               14,477 (2)
   President & Chief Executive           2000       385,008           -                      -               18,921 (2)
   Officer                               1999       384,470           -                    50,000            17,203 (2)

Dennis Cocco                             2001       232,396           -                      -              303,496 (3)
President, Clare-Micronix Division       2000       210,077           -                    41,852           290,693 (3)
                                         1999       176,230           -                   240,000           161,100 (3)

Harry Andersen                           2001       179,327           -                    40,000            12,721 (4)
  Senior Vice President &                2000       160,000           -                      -               11,492 (4)
  Chief Financial Officer                1999        43,076           -                    50,000             1,950 (4)

William J.  Dennehy                      2001       145,000        30,000                  25,000            51,930
  Vice President, Worldwide Sales        2000       102,500           -                    12,000            13,072
  and Marketing                          1999          -              -                      -                    -

Mark F. Heisig                           2001       169,673           -                    50,000             3,564 (6)
  Vice President, Communication          2000       158,639           -                     6,500             2,817 (6)
  Products                               1999       134,582        30,800                  20,000             2,816 (6)

-------------------------------------------------------------------------------

*Mr. Buckland resigned on January 22, 2001.

(1)    Includes a car allowance of $1,300.

(2) Includes insurance premiums of $1,975, $1,400, and $1,320 paid by the Company, matching contributions of $6,202, $9,721 and $8,083 made by the Company on behalf of Mr. Buckland under the Company's 401(k) Savings Plan, and a car allowance of $6,300, $7,800, and $7,800 for fiscal years 2001, 2000, and 1999, respectively.

(3)    Includes $250,000, $250,000, and $125,000 in fiscal years 2001, 2000, and
       1999, respectively, paid pursuant to Mr. Cocco's non-competition agreement with the Company pursuant to which Mr. Cocco is entitled to receive a total of $1,250,000 payable in equal installments over five years beginning in July, 1998. Includes insurance premiums of $19,727, $9,747, and $14,981 paid by the Company for fiscal 2001, 2000, and 1999, respectively, matching contributions of $7,966 and $2,787 made by the Company on behalf of Mr. Cocco under the Company's 401(k) Savings Plan for fiscal years 2001 and 2000, respectively, and auto lease payments made by the Company of $25,803, $28,159, and $21,119 for fiscal years 2001, 2000, and 1999, respectively.

(4) Includes matching contributions of $4,921 and $3,692 by the Company on behalf of Mr. Andersen under the Company's 401(k) Savings Plan for fiscal years 2001 and 2000, respectively, and a car allowance of $7,800, $7,800, and $1,950 for fiscal years 2001, 2000, and 1999, respectively.

(5) Includes matching contributions of $3,329 and $1,050 by the Company on behalf of Mr. Dennehy under the Company's 401(k) Savings Plan, a car allowance of $7,200 and $5,677, and relocation expenses of $41,401 and $6,345 for fiscal years 2001 and 2000, respectively.

(6) Includes matching contributions of $3,564, $2,817, and $2,816 made by the Company on behalf of Mr. Heisig under the Company's 401(k) Savings Plan for fiscal years 2001, 2000, and 1999, respectively.


         OPTION GRANTS IN FISCAL YEAR 2001. The following table sets forth certain information concerning grants of stock options made during the fiscal year ended March 31, 2001 to each of the Named Executive Officers:


                       OPTION GRANTS IN LAST FISCAL YEAR*


                           NUMBER OF        PERCENT OF TOTAL
                           SECURITIES      OPTIONS GRANTED TO
                           UNDERLYING         EMPLOYEES IN        EXERCISE PRICE
                        OPTIONS GRANTED     FISCAL YEAR 2001        PER SHARE        EXPIRATION DATE    GRANT DATE VALUE**
                        ---------------     ----------------      --------------     ---------------    ----------------

Harry Andersen               40,000               4.3%                $6.00         November 14, 2010          $191,716
William J. Dennehy           25,000               2.7%                $6.00         November 14, 2010          $119,823
Mark F. Heisig               50,000               5.4%                $6.00         November 14, 2010          $239,645
Larry L. Mihalchik          100,000              10.7%                $5.25          February 1, 2011          $419,380

------------------------
* Options listed in the table above are non-qualified stock options under the Internal Revenue Code of 1986, as amended, and are exercisable in equal amounts over five years from the date of grant. The expiration date of an option is the tenth anniversary of the date on which the option was originally granted. Options would be immediately exercisable upon the occurrence of a change in control as set forth in Section 15 of the 1995 Stock Option and Incentive Plan.

** Black-Scholes method of valuation assuming a risk-free interest rate of 5.8%, expected volatility of 96%, no expected dividend, and expected life of 6 years.

         OPTION EXERCISES AND YEAR-END HOLDINGS. The following table sets forth the aggregate number of options exercised in fiscal 2001, and the value of options held on March 31, 2001, by the Company's Chief Executive Officer and Named Executive Officers. The value of unexercised in-the-money options is based on the closing price of a share of Common Stock, as reported on the Nasdaq National Market, on March 30, 2001 of $3.3125, minus the exercise price, multiplied by the number of shares underlying the options. An option is "in-the-money" if the fair market value of the shares of Common Stock underlying the option exceeds the option exercise price.

                     OPTION EXERCISES AND YEAR-END HOLDINGS


                               NUMBER        VALUE       NUMBER OF OPTIONS HELD           VALUE OF OPTIONS HELD
                            ACQUIRED ON     REALIZED      AT FISCAL YEAR-END                AT FISCAL YEAR-END
           NAME               EXERCISE    ON EXERCISE      VESTED/NON-VESTED              VESTED/NON-VESTED (1)
           ----             ----------    -----------      -----------------              ---------------------

Harry Andersen                   -             -            20,000 / 70,000                      $0 / $0
Arthur R. Buckland             98,421       $394,963        194,000 / 30,000                     $0 / $0
Dennis Cocco                     -             -           104,371 / 177,481                     $0 / $0
William J. Dennehy               -             -             6,000 / 49,000                      $0 / $0
Mark F. Heisig                   -             -            20,900 / 73,600                      $0 / $0
Larry L. Mihalchik               -             -             20,000/110,000                      $0 / $0

-------------------------------------------------------------------------------

(1) Based on the fair market value at the fiscal year end less the option exercise price.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into the following employment agreements:

         LARRY L. MIHALCHIK. Under an agreement dated February 1, 2001, Mr. Mihalchik is serving as President and Chief Executive Officer and a Director of the Company at an annual base salary of $325,000. Mr. Mihalchik is also eligible to participate in the Company's management bonus plan. Under the agreement, Mr. Mihalchik received options to purchase 100,000 shares of Common Stock which vests in equal annual installments over the following five-year period. In the event that Mr. Mihalchik terminates his employment for Good Reason (as defined in his agreement, including a Change in Control) or Mr. Mihalchik's employment is terminated by the Company without Cause (as defined in the agreement) or because the Company elects not to extend the term of the agreement, the Company shall pay Mr. Mihalchik for periods ranging from one to 2.99 years, depending on the circumstances. Mr. Mihalchik has agreed not to compete with the Company or solicit customers or employees of the Company for a period of two years following the termination of employment with the Company. The initial term of the agreement will expire on February 1, 2002, but will continue to be extended for one-year periods thereafter unless terminated by either party on 60 days' notice.

         ARTHUR R. BUCKLAND. Under an agreement dated September 15, 1993, Mr. Buckland served as President, Chief Executive Officer and a Director of the Company at an annual salary of at least $275,000. Mr. Buckland was also eligible to participate in the Company's management bonus plan. Under the agreement, Mr. Buckland received options to purchase 492,107 shares of Common Stock, one-fifth of which vested upon grant and the remainder vested in equal annual installments over the following four-year period. Mr. Buckland terminated his employment on January 22, 2001 and, in accordance with the employment agreement, he will continue to be compensated for a period of twelve months from that date. Mr. Buckland has agreed not to compete with the Company or solicit customers or employees of the Company for a period of two years following the termination of his employment with the Company.

         OTHER EXECUTIVE OFFICERS. The Company has entered into Employment Agreements (together, the "Management Employment Agreements") with Messrs. Andersen, Cocco, and Miller (together, the "Contracting Parties"). The Management Employment Agreements provide that each Contracting Party shall receive a base salary and be entitled to participate in any bonus program implemented by the Company. Each Contracting Party has also been granted options to purchase shares of the Company's Common Stock, such options to vest ratably over a five-year period. If a Contracting Party is terminated by the Company without Cause, by the Contracting Party for Good Reason, or in the event of a Change of Control (as all such terms are defined in the applicable Management Employment Agreement), the Company is obligated to pay the Contracting Party for a period of twelve months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following tables set forth, as of March 31, 2001, certain information with respect to the shares of Common Stock "beneficially owned", as that term is defined by Rule 13d-3 under the Exchange Act, by (a) each person who is known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, (b) each director of the Company, (c) each of the "Named Executive Officers" of the Company who are listed in the Summary Compensation Table above and (d) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, to the knowledge of the Company, the beneficial owners listed have sole voting and investment power as to all of the shares beneficially owned by them. Ownership information was obtained from stockholder filings with the Securities and Exchange Commission and from Nasdaq-Online.com based on stockholder filings with the Securities and Exchange Commission.

PRINCIPAL STOCKHOLDERS


                                                           NUMBER OF
NAME AND BUSINESS ADDRESS                                   SHARES                     PERCENT OF
OF BENEFICIAL OWNERS                                  BENEFICIALLY OWNED             ALL SHARES (*)

     EQSF Advisors, Inc.
     767 Third Avenue                                      1,547,950                      15.9%
     New York, NY 10017-2023
     M.J. Whitman Advisors, Inc.

     Wisconsin Investment Board                            1,310,700                      13.5%
     121 East Wilson Street
     Madison, Wisconsin 53702

     Dimensional Fund Advisors Inc.                         826,800                       8.5%
     1299 Ocean Avenue
     11th Floor
     Santa Monica, CA 90401

     Allen R. Hart, et al                                   781,000                       8.0%
     2501 Marlboro Road
     Cleveland Heights, OH 44118

     Arthur R. Buckland                                     636,591                       6.5%
     263 Elm Street
     Concord, MA 01742

     Merrill Lynch & Co. Inc.                               612,750                       6.3%
     250 Vesey Street
     World Financial Center Floor 23
     New York, NY 10281
     on behalf of:
     Merrill Lynch Asset Management Group

-------------------------------------------------------------------------------

* As of March 31, 2001, there were 9,775,467 shares of Common Stock outstanding.

MANAGEMENT


                                                       NUMBER OF SHARES
                                                         BENEFICIALLY                  PERCENT OF
NAME                                                        OWNED                     ALL SHARES(1)

Class III Nominee for Election
(TERM TO EXPIRE IN 2004)
       James K. Sims                                      57,534(2)                        *

Class I Continuing Directors
(TERM TO EXPIRE IN 2002)
      Winston R. Hindle, Jr.                              83,713(3)                        *
      Larry L. Mihalchik                                  20,000(4)                        *


Class II Continuing Directors
(TERM TO EXPIRE IN 2003)
       Andrew E. Lietz                                    118,152(5)                      1.2%
       John G. Turner                                     112,502(6)                      1.2%


Executive Officers who are not Directors

       Harry Andersen                                     20,000(7)                        *
       Dennis Cocco                                       167,842(8)                      1.7%
       William J. Dennehy                                 13,986(9)                        *
       Mark F. Heisig                                     23,800(10)                       *

Executive Officers and Directors as a Group                617,529                        6.3%
(9 total)

-------------------------------------------------------------------------------

*        Less than one percent.

1. As of June 30, 2001, there were 9,780,417 shares of Common Stock outstanding.

2. Includes 40,000 shares subject to options that are immediately exercisable.

3. Includes 60,000 shares subject to options that are immediately exercisable.

4. Includes 10,000 shares subject to options that are immediately exercisable and 10,000 shares exercisable with 60 days of June 30, 2001.

5. Includes 110,000 shares subject to options that are immediately exercisable.

6. Includes 40,000 shares subject to options that are immediately exercisable. Includes 5,500 shares held directly and 67,002 shares held by Late Stage Fund 1990 Limited Partnership ("Late Stage"), of which MVP Capital LP is investment general partner and holder of a 0.9% interest. Mr. Turner is a general partner of MVP and shares voting control over Late Stage. Shares beneficially owned by Mr. Turner include only 218 of the 67,002 shares owned by Late Stage. While Mr. Turner may be an affiliate of Late Stage, he disclaims beneficial ownership of the remainder of such shares.

7. Includes 20,000 shares subject to options that are immediately exercisable.

8. Includes 112,742 shares subject to options that are immediately exercisable and 48,000 shares exercisable within 60 days of June 30, 2001. Includes 7,100 shares purchased under the Employee Stock Purchase Plan.

9. Includes 12,000 shares subject to options that are immediately exercisable and 1,986 shares purchased under the Employee Stock Purchase Plan.

10. Includes 23,800 shares subject to options that are immediately exercisable.

COMPENSATION OF DIRECTORS

         Non-employee Directors ("Independent Directors") of the Company receive an annual fee of $20,000 and are reimbursed for travel expenses incurred in attending meetings of the Board of Directors and its committees. In addition, under the Stock Option Plan, each Independent Director then serving was granted a stock option to purchase 10,000 shares of Common Stock upon the effectiveness of the Company's initial public offering in June 1995 and will receive an annual stock option to purchase 10,000 shares of Common Stock. Each new Independent Director will, upon initial election to the Board of Directors, be granted a stock option to purchase 10,000 shares of the Company's Common Stock and will also receive an annual stock option grant to purchase 10,000 shares of Common Stock, beginning the year following such Director's initial election to the Board. All options granted to Independent Directors vest in full one year after hey are granted and the exercise price of each stock option is the fair market value of the Common Stock on the date the option is granted. During fiscal 2001, the Board granted Messrs. Lietz and Hindle 100,000 shares and 25,000 shares, respectfully, of immediately vested options of the Company's stock for their participation on the Executive Committee. Directors who are employees of the Company are not paid any separate fees for serving as Directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CLARE, INC.


                                                By: /s/ Harry Andersen
                                                    ---------------------------
                                                    Harry Andersen
                                                    Senior Vice President and
                                                    Chief Financial Officer

Date: August 2, 2001