Form 10-Q
period 2001-06-24
CLARE INC
filed 2001-08-03
CIK 945123

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2001

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission file no. 0-26092



                                   CLARE INC.
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

    As of July 31, 2001, there were 9,819,490 shares of Common Stock, $.01 par value per share, outstanding.

                                   CLARE INC.

                                TABLE OF CONTENTS


                                                                                                        PAGE

               PART I       FINANCIAL INFORMATION:

               Item 1.      Financial Statements..........................................................

                            Consolidated Condensed Balance Sheets..........................................1

                            Consolidated Condensed Statements of Operations................................2

                            Consolidated Condensed Statements of Cash Flows................................3

                            Notes to Consolidated Condensed Financial Statements.........................4-7

               Item 2.      Management's Discussion and Analysis of Financial
                            Condition And Results of Operations.........................................8-10

               Item 3.      Quantitative and Qualitative Disclosure About Market Risk.....................11

               PART II      OTHER INFORMATION:

               Item 1.      Legal Proceedings.............................................................11

               Item 2.      Changes in Securities and Use of Proceeds.....................................11

               Item 3.      Default Upon Senior Securities................................................11

               Item 4.      Submission of Matters to a Vote of Security Holders...........................11

               Item 5.      Other Information.............................................................11

               Item 6.      Exhibits and Reports on Form 8-K..............................................11

               Signatures.................................................................................11


                           CLARE INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                JUNE 24, 2001       MARCH 31, 2001
                ASSETS
                Current assets:
                  Cash and cash equivalents, including restricted
                   cash of $2,250 (Note 4).............................          $  20,599            $  22,968
                  Accounts receivable, less allowance for doubtful
                   accounts............................................              7,724                8,791
                  Inventories (Note 5).................................             14,492               14,915
                  Other current assets.................................              1,758                1,796
                  Deferred income taxes................................              2,733                2,733
                                                                                  --------            ---------
                          Total current assets.........................             47,306               51,203

                Property, plant and equipment, net.....................             23,540               25,006

                  Acquired other intangible assets, net of accumulated
                   amortization of $2,118 and $1,882, respectively
                   (Note 10)...........................................              1,994                2,230
                  Goodwill, net of accumulated amortization of $3,610,
                   respectively (Note 11)..............................              6,697                6,697
                  Other assets.........................................                885                  884
                                                                                  --------            ---------

                                                                                 $  80,422            $  86,020
                                                                                 =========            =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                Current liabilities:
                  Current portion of capital lease obligations.........          $     104            $     153
                  Accounts payable.....................................              5,183                6,528
                  Accrued liabilities..................................              3,198                4,236
                  Deferred Revenue.....................................              3,081                2,011
                                                                                 ---------            ---------

                          Total current liabilities....................             11,566               12,928

                Capital lease obligations, net of current portion......                 39                   42
                                                                                 ---------            ---------
                          Total liabilities............................             11,605               12,970
                                                                                 ---------            ---------

                Stockholders' equity:
                  Preferred stock, $ .01 par value-
                    Authorized: 2,500,000 shares
                    Issued and outstanding: None.......................                 --                   --
                  Common stock, $ .01 par value-
                    Authorized: 40,000,000 shares
                    Issued 9,780,417 shares and 9,775,467 shares,
                     respectively......................................                 98                   98
                  Additional paid-in capital...........................             97,356               97,341
                  Accumulated deficit..................................            (27,867)             (23,619)
                  Treasury Stock, 30,000 shares, at cost ..............               (165)                (165)
                  Accumulated other comprehensive loss.................               (605)                (605)
                                                                                 ---------            ---------
                          Total stockholders' equity...................             68,817               73,050
                                                                                 ---------            ---------
                                                                                 $  80,422            $  86,020
                                                                                 =========            =========

               The accompanying notes are an integral part of the
                  Consolidated Condensed Financial Statements.

                           CLARE INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED
                                                   JUNE 24, 2001       JUNE 25, 2000

  Net sales................................         $   15,278           $   21,470
  Cost of sales............................             13,204               14,559
                                                    ----------           ----------
        Gross profit.......................              2,074                6,911

  Operating expenses:
     Selling, general and administrative...              4,096                6,131
     Research and development..............              2,375                3,044
                                                    ----------           ----------
  Operating loss...........................             (4,397)              (2,264)

  Interest income..........................                239                  584
  Interest expense.........................                (10)                 (40)
  Other expense, net.......................                (71)                (225)
                                                    -----------          -----------

        Net Loss...........................         $   (4,239)          $   (1,945)
                                                    ===========          ===========

  Basic and  diluted  net loss per common and
  common share equivalent (Note 3) ........         $    (0.43)          $    (0.20)
                                                    ===========          ===========

  Basic and diluted weighted average common
  and common share equivalent (Note 3) ....          9,779,275            9,594,361
                                                    ===========          ===========


               The accompanying notes are an integral part of the
                  Consolidated Condensed Financial Statements.

                           CLARE INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                FOR THE THREE MONTHS ENDED
                                                                                           JUNE 24, 2001         JUNE 25, 2000

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................          $ (4,239)             $ (1,945)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization...............................................             1,977                 1,854
       Compensation expense associated with stock options..........................                15                    --
       Changes in assets and liabilities:
          Accounts receivable......................................................             1,067                   413
          Inventories..............................................................               423                (2,757)
          Other current assets.....................................................                38                   254
          Other assets.............................................................                (4)                 (149)
          Accounts payable.........................................................            (1,345)                  276
          Accrued  expenses........................................................            (1,038)                 (873)
          Deferred revenue.........................................................             1,070                   (99)
                                                                                             ---------             ---------
          Net cash used in operating activities....................................            (2,036)               (3,026)
                                                                                             ---------             ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net...................................              (281)               (1,818)
                                                                                             ---------             ---------


  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options................................................                --                    27
  Payments of principal on long-term debt..........................................               (52)                  (36)
                                                                                             ---------             ---------
          Net cash used in financing activities....................................               (52)                   (9)
                                                                                             ---------             ---------

  EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND INVESTMENTS...............                --                    42
                                                                                             ---------              --------

  NET DECREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS...........................            (2,369)               (4,811)

  Cash and cash equivalents, beginning of period...................................            22,968                37,267
                                                                                             --------              --------

  Cash and cash equivalents, end of period.........................................          $ 20,599              $ 32,456
                                                                                             ========              ========

  SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for:
          Interest.................................................................          $      6              $     59
                                                                                             ========              ========
          Income taxes, net of refunds.............................................          $    (20)             $     21
                                                                                             ========              ========


               The accompanying notes are an integral part of the
                  Consolidated Condensed Financial Statements.

                           CLARE INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 24, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  FISCAL PERIODS

         The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30 and December 31.

2.  INTERIM FINANCIAL STATEMENTS

         The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of June 24, 2001, and results of operations for the three months ended June 24, 2001 and June 25, 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission.

3.  LOSS PER SHARE

         Options to purchase 2,412,372 and 2,242,733 shares of common stock for the three months ended June 24, 2001 and June 25, 2000, respectively, were not included in calculating dilutive net loss per share because the effect would be anti-dilutive.

4.  CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investment instruments with maturities of nine months or less to be cash equivalents. Cash equivalents and investments consisted of money market accounts and overnight demand notes at June 24, 2001 and March 31, 2001.

5.  INVENTORIES

         Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 24, 2001 and March 31, 2001:


                                                                   JUNE 24, 2001        MARCH 31, 2001

    Raw Material...........................................            $ 5,925             $ 5,618
    Work in process........................................              5,936               6,205
    Finished goods.........................................              2,631               3,092
                                                                       -------             -------
                                                                       $14,492             $14,915
                                                                       =======             =======

6.  ACCRUED EXPENSES

         Accrued expenses consist of the following at June 24, 2001 and March 31, 2001:


                                                                   JUNE 24, 2001        MARCH 31, 2001
    Payroll and benefits...................................            $ 1,685             $ 1,566
    Restructuring (Note 8).................................                233                 580
    Environmental remediation .............................                365                 450
    Other..................................................                915               1,640
                                                                       -------             -------
                                                                       $ 3,198             $ 4,236
                                                                       =======             =======

7.  CREDIT FACILITY

         The Company has a $10.0 million committed revolving credit facility (the "Credit Facility") expiring December 31, 2001. Interest on 30-day loans is based on either LIBOR plus a spread ranging from 0.50% to 1.50%, based on Company performance or the higher of the latest Federal Funds rate plus 0.50% or the bank's reference rate. The Company must be 110% cash collateralized under the credit facility.

         There have been no borrowings since the inception of the Credit Facility in March 1999. However, as of June 24, 2001 and March 31, 2001, the Company has $2,045 of letters of credit outstanding under the credit facility in connection with certain leases which are collateralized by $2,250 cash on deposit at the bank as of June 24, 2001 and March 31, 2001. The letters of credit expire on December 31, 2001 and will automatically renew annually at the discretion of the lessor. The cash collateral is included in restricted cash in the accompanying balance sheets. The Credit Facility also contains certain non-financial covenants. The Company was in compliance with all covenants as of June 24, 2001.

8.  RESTRUCTURING COSTS

         In March 2001, the Company implemented a restructuring plan to better align its organization with its corporate strategy and recorded a restructuring charge of $723 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3 and SEC Staff Accounting Bulletin 100. The restructuring charge included severance-related costs associated with a workforce reduction of approximately 20 persons across the following functions: manufacturing
(15), general and administrative (1), research and development (4). At June 24, 2001, approximately $233 of the restructuring had not been paid. The total cash impact of the restructuring was approximately $723, all of which will be paid by the end of the fourth quarter of fiscal 2002.

9.  NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 supercedes APB No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, the Company will be adopting the provisions of this statement upon any business combination entered into after June 30, 2001.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies whereby the entity's fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected to adopt the provisions as of 2001, the beginning of the Company's 2002 fiscal year. The goodwill associated with the Clare-Micronix acquisition is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment by applying a fair-value-based test.

         SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets". As such, this statement establishes the accounting and reporting for acquired goodwill and other intangible assets, (other than those acquired in a business combination), both initially upon acquisition and with respect to ongoing reporting requirements. Further, the statement requires that all reporting be done at the level of each reporting unit.

         This standard was adapted as a change in accounting principle and was not applied retroactively to the financial statements of prior periods. See Notes 10 and 11 for additional disclosure information required by SFAS No. 142.

10. ACQUIRED OTHER INTANGIBLE ASSETS


                                                  AS OF JUNE 24, 2001
                                         ------------------------------------
                                         GROSS CARRYING           ACCUMULATED
                                            AMOUNT                AMORTIZATION
($000s)                                  --------------           ------------

Amortized intangible assets
  Existing Technology-Clare Micronix         $2,456                  $(1,842)
  Purchased Technology-Teltone                1,656                     (276)
                                           --------                 --------
    Total                                    $4,112                  $(2,118)
                                           ========                 ========



                                                 AS OF MARCH 31, 2001
                                         ------------------------------------
                                         GROSS CARRYING           ACCUMULATED
                                            AMOUNT                AMORTIZATION
($000s)                                  --------------           ------------

Amortized intangible assets
  Existing Technology-Clare Micronix         $2,456                  $(1,689)
  Purchased Technology-Teltone                1,656                     (193)
                                           --------                 --------
    Total                                    $4,112                  $(1,882)
                                           ========                 ========


         Aggregate amortization expense for amortized other intangible assets for the three months ended June 24, 2001 and June 25, 2000 is approximately $237. Additionally, future amortization expense on other intangible assets for each of the succeeding five fiscal years is approximated to be $3,324.

11. GOODWILL

         The carrying amount of the Company's goodwill related to Clare-Micronix is $6,697 as of June 24, 2001 and March 31, 2001, respectively. Pursuant to SFAS 142, the Company is in the process of performing an annual assessment of impairment on the goodwill by applying a fair-value based test to be completed by September 30, 2001.

         The pro forma effect on prior year earnings of excluding amortization expense, net of tax, is as follows:



                                          THREE MONTHS ENDED
                                             JUNE 25, 2000
                                             -------------

Reported net loss                               $(1,945)
Add back: Goodwill amortization                     319
                                                -------
Net loss                                        $(1,626)
                                                =======

Basic and diluted loss per
common share

Reported net loss                               $  (.20)
Add back: Goodwill amortization                     .03
                                                -------
Net loss                                        $  (.17)
                                                =======

         With the adoption of SFAS 141, there were no changes to amortization expense on acquired other intangible assets.

12. COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows:


                                                        THREE MONTHS ENDED
                                                 JUNE 24, 2001       JUNE 25, 2000
Net loss.................................            $(4,239)            $(1,945)
Foreign currency translation adjustments,
Net of taxes.............................                 --                  40
                                                     --------            --------
Comprehensive loss.......................            $(4,239)            $(1,905)
                                                     ========            ========


13. FINANCIAL INFORMATION BY SEGMENT

         Reportable operating segments are Solid State Relays, Integrated Circuits and Reed Switches.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the quarters ended June 24, 2001 and June 25, 2000 is as follows.

                                                     SOLID STATE      INTEGRATED       REED         CORPORATE            TOTAL
                                                        RELAYS         CIRCUITS      SWITCHES
    THREE MONTHS ENDED - JUNE 24, 2001
    Net product sales from external customers.           $7,895          $5,009      $2,374             $  --             $15,278
    Gross Profit..............................            (223)           2,808        (511)               --               2,074
    Depreciation and amortization.............            1,207             440         330                --               1,977
    Interest income...........................               --              --          --               239                 239
    Interest expense..........................               --              --          --                10                  10
    Property, plant and equipment.............           16,227           2,791       4,522                --              23,540

    THREE MONTHS ENDED - JUNE 25, 2000
    Net product sales from external customers.          $12,425          $3,775      $5,270             $  --             $21,470
    Gross Profit..............................            3,791           2,129         991                --               6,911
    Depreciation and amortization.............            1,098             506         250                --               1,854
    Interest income...........................               --              --          --               584                 584
    Interest expense..........................               --              --          --                40                  40
    Property, plant and equipment.............           15,833           7,294       3,603                --              26,730

         Interest income and expense are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms' length basis.

Long-lived tangible assets by geographic area were as follows:


GEOGRAPHIC AREA                                                                JUNE 24, 2001              MARCH 31, 2001
---------------                                                                -------------              --------------

United States............................................................          $23,443                     $24,896

Belgium..................................................................               87                         104
Taiwan...................................................................               10                           6
                                                                                  --------                     -------
                                                                                   $23,540                     $25,006
                                                                                  ========                     =======


         Revenues by geographic area for the three months ended June 24, 2001 and June 25, 2000 were as follows:


GEOGRAPHIC AREA                                        THREE MONTHS        THREE MONTHS
                                                           ENDED               ENDED
                                                       JUNE 24, 2001       JUNE 25, 2000

United States..............................                $8,106              $9,774
Malaysia...................................                 2,125               1,404
Taiwan.....................................                   730               1,000
Germany....................................                   547               1,221
France.....................................                   520               1,012
United Kingdom.............................                   467               1,183
Other......................................                 2,783               5,876
                                                            -----               -----
                                                          $15,278             $21,470
                                                          =======             =======


14. SALE OF REED SWITCH BUSINESS

         On July 26, 2001, the Company entered into a definitive agreement with Sumida REMtech Corporation, a subsidiary of Sumida Corporation of Japan, to sell all of the assets of its reed switch business for $8 million in cash. The closing is anticipated by mid-August and is subject to customary closing conditions. The Company does not anticipate recording any significant gain or loss in connection with the sale of its reed switch business.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission. See "Trends and Uncertainties" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                        THREE MONTHS ENDED
                                                     JUNE 24,         JUNE 25,
                                                       2001             2000
                                                   -------------    ------------

Net sales..................................           100.0%           100.0%
Cost of sales..............................            86.4             67.8
                                                       ----             ----
   Gross profit............................            13.6             32.2

Operating expenses:
   Selling, general and administrative.....            26.8             28.6
   Research and development................            15.5             14.2

Operating loss.............................           (28.7)           (10.6)

Interest income............................             1.6              2.7
Interest expense...........................            (0.1)            (0.2)
Other expense, net.........................            (0.5)            (1.0)
                                                       -----            -----

   Net loss................................           (27.7)%           (9.1)%
                                                      ======            ======

         Net Sales. In the first quarter of fiscal 2002 revenues totaled $15.3 million compared with $21.5 million for the same period in fiscal 2001. This decrease was accounted for by significantly lower sales of solid state relays and reed switches offset, in part, by higher shipments of application specific integrated circuits at Clare Micronix.

         Net sales by major product category were as follows:


                                                     THREE MONTHS ENDED
                                                    JUNE 24,      JUNE 25,
                                                      2001          2000
                                                  ------------- ------------
                                                        (IN MILLIONS)

Solid State Relays.........................          $ 7.9         $ 12.4
Integrated Circuits........................            5.0            3.8
Reed Switches .............................            2.4            5.3


         Solid state relays provide isolation and switching of signals and voltages. The primary application for the Company's relays is modems. Integrated circuits are used in a wide variety of both applications and markets. Principal applications for reed switches includes reed relays and cellular phones.

         Net sales to customers located outside of the United States totaled $7.2 million in the first quarter of fiscal 2002 and $9.8 million in the first quarter of fiscal 2001. Net sales to customers in Asia and Europe represented 24% and 20%, respectively, of the Company's total net sales for the first quarter of fiscal 2002, and 21% and 30%, respectively for the first quarter of fiscal 2001.

         Due to the inherent uncertainty of foreign exchange markets, the Company monitors its currency exposure and international economic developments and takes actions to reduce risk from foreign currency fluctuations. The Company will continue to focus on new markets and expansion of existing international markets.

         Gross Profit. The Company's gross profit as a percentage of net sales decreased to 13.6% in the first quarter of fiscal 2002 from 32.2% in the same period of fiscal 2001. This decrease was principally the result of under absorption of overhead expenses associated with the under utilization of both the Beverly semiconductor fabrication facility and the reed switch factory in St. Louis.

         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased $2.0 million or 33% to $4.1 million in the first quarter of fiscal 2002 from $6.1 million in the same period in the prior fiscal year. The decrease was largely the result of lower employment, lower third party commissions, and lower spending for outside services. In addition, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, and, as a result, ceased amortizing goodwill associated with the acquisition of Clare Micronix. This reduced expenses by $0.3 million in the first quarter of fiscal 2002.

         Research and Development Expense. Research and development expense totaled $2.4 million for the first quarter of fiscal 2002, down $0.7 million, or 22%, from the same period in fiscal 2001, largely as the result of higher customer funding of non recurring engineering expense.

         Interest Income. Interest income decreased by $0.3 million for the first quarter of fiscal 2002 from the same period in fiscal 2001 due to significantly lower average cash and investment balances.

         Other (Expense) Income. In the first quarters of both fiscal 2002 and 2001, other (expense) income consists principally of net foreign currency transactional gains and losses.

         Income Taxes. In the first quarter of both fiscal 2002 and fiscal 2001, the Company did not record a tax benefit for pre-tax losses because of the uncertainty that any tax benefit would be ultimately realizable.


TRENDS AND UNCERTAINTIES

         Competition. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering, or financial resources.

         Customer Concentration. In the first quarter of fiscal 2002, the Company's ten largest customers accounted for 34% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

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

         Full Utilization of the Wafer Fabrication Facility. The Company operates a semiconductor facility in Beverly, Massachusetts. To date, lower demand in semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. This facility must be effectively and fully utilized in order for the Company's projected efficiencies to be fully realized. The continuing lack of effective utilization could have a material, adverse effect on the Company's future operating results.

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

         Liquidity. The Company's cash balance was $20.6 million at the end of first three months of fiscal 2002. The Company believes that this cash, the availability of operating leases for capital additions, cash available through a $10.0 million committed revolving credit facility, and proceeds from the sale of the Company's reed switch business should be adequate to cover its needs for the balance of this fiscal year. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's results.

         Markets. The Company continues to evaluate its operations and product offerings in order to invest in or potentially divest of certain business or market opportunities.

         Reliance on Key Suppliers. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand needs effectively and on a timely basis. Also, the suppliers could experience their own business disruption which could have a material adverse effect on future results.


LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended June 24, 2001, the Company's cash, cash equivalents and investments decreased by $2.4 million. Operations used $2.0 million of cash during this period, including $4.2 million in net losses offset, partly, by $2.0 million in non-cash depreciation and amortization expense. Capital expenditures during the quarter totaled $0.3 million.

         The Company maintains a $10.0 million committed revolving credit facility ("credit facility"). No borrowings have been made against this credit facility, however, the credit facility has been used to obtain letters of credit totaling $2.0 million as security for future operating lease payments.

         The Company is exposed to currency exchange rate fluctuations as they pertain to its operations in Europe. The exchange rate between the U.S. dollar and Euro has fluctuated since the inception of the Euro on January 1, 1999. The Company attempts to minimize exchange risk by converting the Euro funds to U.S. dollars as often as practicable.

         The Company believes that cash, cash equivalents, and investments; amounts available under its credit agreement and operating lease facilities; and the proceeds from the sale of the Company's reed switch business will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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


                                         C.P. CLARE CORPORATION

                                         By: /s/ Harry Andersen
                                            -----------------------------------
                                            Harry Andersen
                                            SENIOR VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER


Date:    August  3, 2001