Form 10-Q
period 2001-09-23
CLARE INC
filed 2001-11-06
CIK 945123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 23, 2001.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-26092

                            ------------------------

                                   CLARE INC.

             (Exact Name Of Registrant As Specified In Its Charter)

             MASSACHUSETTS                                  04-2561471
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

    78 CHERRY HILL DRIVE, BEVERLY,                            01915
             MASSACHUSETTS                                  (zip code)
    (Address of principal executive
               offices)

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

    As of October 31, 2001, there were 9,828,364 shares of Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   CLARE INC.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I                  FINANCIAL INFORMATION:

Item 1.                 Financial Statements........................................

                        Consolidated Condensed Balance Sheets.......................  1

                        Consolidated Condensed Statements of Operations.............  2

                        Consolidated Condensed Statements of Cash Flows.............  3

                        Notes to Consolidated Condensed Financial Statements........  4-9

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................  10-13

Item 3.                 Quantitative and Qualitative Disclosure About Market Risk...  13

PART II                 OTHER INFORMATION:

Item 1.                 Legal Proceedings...........................................  14

Item 2.                 Changes in Securities and Use of Proceeds...................  14

Item 3.                 Default Upon Senior Securities..............................  14

Item 4.                 Submission of Matters to a Vote of Security Holders.........  14

Item 5.                 Other Information...........................................  14

Item 6.                 Exhibits and Reports on Form 8-K............................  14

Signatures..........................................................................  14

                          CLARE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 23, 2001   MARCH 31, 2001
                                                              ------------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
    $2,250 (Note 8).........................................        $24,419           $22,968
  Accounts receivable, less allowance for doubtful
    accounts................................................          6,688             7,646
  Inventories (Note 6)......................................         11,458            12,982
  Other current assets......................................          1,294             1,796
  Deferred income taxes.....................................          2,730             2,733
  Net assets from discontinued operations...................             --             8,424
                                                                    -------           -------
      Total current assets..................................         46,589            56,549
  Property, plant and equipment, net........................         16,656            18,796

  Other assets:
    Intangibles, net of accumulated amortization of $5,964
      and $5,492, respectively..............................          8,455             8,927
    Other assets............................................            622               884
                                                                    -------           -------
                                                                    $72,322           $85,156
                                                                    =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............        $    73           $   153
  Accounts payable..........................................          4,450             5,767
  Accrued liabilities (Note 7)..............................          2,737             4,133
  Deferred revenue..........................................            707               940
  Net liabilities from discontinued operations..............            529                --
                                                                    -------           -------
      Total current liabilities.............................          8,496            10,993
                                                                    -------           -------
Deferred revenue............................................          2,458             1,071
Capital lease obligations, net of current portion...........             14                42
                                                                    -------           -------
      Total long term liabilities...........................          2,472             1,113
                                                                    -------           -------
      Total liabilities.....................................         10,968            12,106
                                                                    =======           =======
Stockholders' equity:
  Preferred stock, $.01 par value-authorized: 2,500,000
    shares issued and outstanding: None.....................             --                --
  Common stock, $.01 par value- authorized: 40,000,000
    shares issued 9,819,490 shares and 9,775,467 shares,
    respectively............................................             98                98
Additional paid-in capital..................................         97,434            97,341
  Accumulated deficit.......................................        (35,408)          (23,619)
  Treasury stock, 30,000 shares, at cost....................           (165)             (165)
  Accumulated other comprehensive loss......................           (605)             (605)
                                                                    -------           -------
      Total stockholders' equity............................         61,354            73,050
                                                                    -------           -------
                                                                    $72,322           $85,156
                                                                    =======           =======

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                          CLARE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                             ---------------------------------------   ---------------------------------------
                             SEPTEMBER 23, 2001   SEPTEMBER 24, 2000   SEPTEMBER 23, 2001   SEPTEMBER 24, 2000
                             ------------------   ------------------   ------------------   ------------------
Net sales..................       $  10,020            $  17,159            $  23,082            $  33,358
Cost of sales..............           9,440               10,818               19,861               21,095
                                  ---------            ---------            ---------            ---------
  Gross profit.............             580                6,341                3,221               12,263
Operating expenses:
  Selling, general and
    administrative.........           3,503                5,286                7,076               10,995
  Research and
    development............           3,090                3,610                5,466                6,538
                                  ---------            ---------            ---------            ---------
Operating loss.............          (6,013)              (2,555)              (9,321)              (5,270)
Interest income............             192                  449                  431                1,033
Interest expense...........             (19)                 (91)                 (30)                (131)
Other expense, net.........            (211)                  --                 (283)                (225)
                                  ---------            ---------            ---------            ---------
Loss from continuing
  operations...............       $  (6,051)           $  (2,197)           $  (9,203)           $  (4,593)
                                  =========            =========            =========            =========
Loss from discontinued
  operations...............          (1,280)              (1,681)              (2,368)              (1,229)
Loss on sale of
  discontinued
  operations...............            (218)                  --                 (218)                  --
                                  ---------            ---------            ---------            ---------
Net loss from discontinued
  operations...............          (1,498)              (1,681)              (2,586)              (1,229)
                                  ---------            ---------            ---------            ---------
Net loss...................       $  (7,549)           $  (3,878)           $ (11,789)           $  (5,822)
                                  =========            =========            =========            =========
Basic and diluted net loss
  per common and common
  share equivalent (Note
  3).......................
Continuing operations......       $   (0.62)           $   (0.23)           $   (0.94)           $   (0.48)
                                  =========            =========            =========            =========
Discontinued operations....       $   (0.15)           $   (0.17)           $   (0.26)           $   (0.13)
                                  =========            =========            =========            =========
Total......................       $   (0.77)           $   (0.40)           $   (1.20)           $   (0.61)
                                  =========            =========            =========            =========
Basic and diluted weighted
  average common and common
  share equivalents (Note
  3).......................       9,815,935            9,623,775            9,797,605            9,609,068
                                  =========            =========            =========            =========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                          CLARE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 23, 2001   SEPTEMBER 24, 2000
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................       $(11,789)            $(5,822)
Add: Loss from discontinued operations......................          2,368               1,229
Loss on sale of discontinued operations.....................            218                  --
                                                                   --------             -------
Loss from continuing operations.............................         (9,203)             (4,593)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................          3,109               3,473
  Changes in assets and liabilities:
    Accounts receivable.....................................            958                (390)
    Inventories.............................................          1,524              (3,496)
    Other current assets....................................            504                 254
    Accounts payable........................................         (1,324)              1,840
    Accrued expenses........................................           (745)             (1,672)
    Deferred revenue........................................          1,154                 996
                                                                   --------             -------
    Net cash used in continuing operations..................         (4,023)             (3,588)
    Net cash used in discontinued operations................         (2,161)             (1,355)
                                                                   --------             -------
    Net cash used in operating activities...................         (6,184)             (4,943)
                                                                   --------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............           (475)             (4,115)
Proceeds from sale of discontinued operations...............          8,000
Purchase of Teltone.........................................             --              (1,987)
Other assets................................................            262                (217)
                                                                   --------             -------
    Net cash provided by (used in) investing activities.....          7,787              (6,319)
                                                                   --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................             93                 187
Proceeds from exercise of options and warrants..............             --                  47
Purchase of treasury stock..................................             --                (165)
Payments of principal on long-term debt.....................           (245)                 57
                                                                   --------             -------
    Net cash used in financing activities...................           (152)                126
                                                                   --------             -------
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND
  INVESTMENTS...............................................             --                (275)
                                                                   --------             -------
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND
  INVESTMENTS...............................................          1,451             (11,411)
Cash, cash equivalents and investments, beginning of
  period....................................................         22,968              37,267
                                                                   --------             -------
Cash, cash equivalents and investments, end of period.......       $ 24,419             $25,856
                                                                   ========             =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................       $     36             $   114
                                                                   ========             =======
    Income taxes, net of refunds............................       $    (22)            $   113
                                                                   ========             =======

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                          CLARE INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 23, 2001
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted, and end on the Sunday closest to June 30, September 30, and December 31.

2. INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of September 23, 2001, and results of operations for the three and six months ended September 23, 2001 and September 24, 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission.

3. LOSS PER SHARE

    Options to purchase 2,389,442 and 1,898,069 shares of common stock for the three months ended and options to purchase 2,389,442 and 1,380,073 shares of common stock for the six months ended September 23, 2001 and September 24, 2000, respectively, were not included in calculating dilutive net loss per share because the effect would be anti-dilutive.

4. DISCONTINUED OPERATIONS

    On August 10, 2001, the Company sold the business and certain assets (primarily inventory and fixed assets) of its reed switch business to Sumida REMtech Corporation, a subsidiary of Sumida Corporation of Japan, for $8,000 cash.

    Pursuant to Accounting Principles Board (APB) Opinion No. 30, REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, (APB No. 30) the consolidated financial statements of the Company have been presented to reflect the disposition of the reed switch business in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the reed switch business have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net assets and liabilities of the reed switch business have been reported as "Net assets or liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating losses of the reed switch business have been reported as "Net loss from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the sale of the reed switch business has been presented as "Net loss on sale of discontinued operation";

and the net cash flows of the reed switch business have been reported as "Net cash used in discontinued operations" in the accompanying consolidated statements of cash flows.

    Net sales for the reed switch business were approximately $853 and $3,069 for the three and six months ended September 23, 2001, respectively, and were $2,613 and $7,884 for the three and six months ended September 24, 2000, respectively.

    Net assets (liabilities) of discontinued operations were as follows (in thousands):

                                                SEPTEMBER 23, 2001   MARCH 31, 2001
                                                ------------------   --------------
Accounts receivable...........................         $ --              $1,145
Inventory.....................................           --               1,934
Property and equipment, net...................           --               6,209
Accounts payable..............................           --                (761)
Accrued expenses..............................         (529)               (103)
                                                       ----              ------
                                                       $529              $8,424
                                                       ====              ======

5. CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts and overnight demand notes at September 23, 2001 and March 31, 2001.

6. INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 23, 2001 and March 31, 2001:

                                                SEPTEMBER 23, 2001   MARCH 31, 2001
                                                ------------------   --------------
Raw material..................................        $ 4,687           $ 4,849
Work in process...............................          4,231             6,145
Finished goods................................          2,540             1,988
                                                      -------           -------
                                                      $11,458           $12,982
                                                      =======           =======

7. ACCRUED EXPENSES

    Accrued expenses consist of the following at September 23, 2001 and March 31, 2001:

                                                SEPTEMBER 23, 2001   MARCH 31, 2001
                                                ------------------   --------------
Payroll and benefits..........................        $1,485             $1,463
Restructuring (Note 9)........................           115                580
Environmental remediation (Note 10)...........           344                450
Other.........................................           793              1,640
                                                      ------             ------
                                                      $2,737             $4,133
                                                      ======             ======

8. CREDIT FACILITY

    The Company has a $10,000 committed revolving Credit Facility (the "Credit Facility") expiring December 31, 2002. Interest on 30-day loans is based on either LIBOR plus a spread ranging from 0.50% to 1.50%, based on Company performance or the higher of the latest Federal Funds rate plus

0.50% or the bank's reference rate. The Company must be 110% cash collateralized under the Credit Facility.

    There have been no borrowings since the inception of the Credit Facility in March 1999. However, as of September 23, 2001 and March 31, 2001, the Company had $2,045 of letters of credit outstanding under the Credit Facility in connection with certain leases. Letters of credit in the amount of $2,045 are collateralized by $2,250 cash on deposit at the bank as of September 23, 2001 and March 31, 2001. The letters of credit expire on December 31, 2001 and will automatically renew annually at the discretion of the lessor. The cash collateral is included in restricted cash in the accompanying balance sheets.

    The Credit Facility contains a financial covenant that requires the Company to maintain minimum working capital. The Credit Facility also contains certain non-financial covenants. The Company was in compliance with all covenants as of September 23, 2001.

9. RESTRUCTURING COSTS

    In March 2001, the Company implemented a restructuring plan to better align its organization with its corporate strategy and recorded a restructuring charge of $723 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3 and SEC Staff Accounting Bulletin 100. The 2001 restructuring charge includes severance-related costs associated with workforce reduction of approximately 20 persons across the following functions: manufacturing (15), general and administrative (1), research and development (4). At September 23, 2001, approximately $115 of the accrued restructuring remained. The total cash impact of the restructuring was approximately $723, all of which will be paid by the end of the fourth quarter of fiscal 2002.

10. CONTINGENCIES

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

11. NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

    In July 2001, the FASB issued SFAS no. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for noncalendar year-end companies whereby the entity's fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended June 24, 2001. The goodwill associated with the Clare-Micronix acquisition is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment. As a result of this early adoption the Company's amortization expense for the six month period ended September 23, 2001 is approximately $600 lower than the six months ended September 24, 2000.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

    In October 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of Accounting Principles Board (APB) Opinion
No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of SFAS No. 144.

12. COMPREHENSIVE LOSS

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

13. FINANCIAL INFORMATION BY SEGMENT

    The Company changed this composition of reportable operating segments during fiscal 2002. Reportable operating segments are Solid State Relays, Integrated Circuits and Corporate.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the quarters ended September 23, 2001 and September 24, 2000 is as follows.

                                                        SOLID STATE   INTEGRATED
                                                          RELAYS       CIRCUITS    CORPORATE    TOTAL
                                                        -----------   ----------   ---------   --------
THREE MONTHS ENDED--SEPTEMBER 23, 2001
Net product sales from external customers.............    $ 5,840       $4,180      $   --     $10,020
Gross Profit..........................................       (359)         939          --         580
Depreciation and amortization.........................      1,160          301          --       1,461
Interest income.......................................         --           --         192         192
Interest expense......................................         --           --          19          19
Property, plant and equipment.........................     14,158        2,498          --      16,656

THREE MONTHS ENDED--SEPTEMBER 24, 2000
Net product sales from external customers.............    $12,595       $4,564      $   --     $17,159
Gross Profit..........................................      4,078        2,263          --       6,341
Depreciation and amortization.........................      1,183          686          --       1,869
Interest income.......................................         --           --         449         449
Interest expense......................................         --           --          91          91
Property, plant and equipment.........................     20,805        1,315          --      22,120

SIX MONTHS ENDED--SEPTEMBER 23, 2001
Net product sales from external customers.............    $13,893       $9,189      $   --     $23,082
Gross Profit..........................................       (835)       4,056          --       3,221
Depreciation and amortization.........................      2,368          741          --       3,109
Interest income.......................................         --           --         431         431
Interest expense......................................         --           --          30          30
Property, plant and equipment.........................     14,158        2,498          --      16,656

SIX MONTHS ENDED--SEPTEMBER 24, 2000
Net product sales from external customers.............    $25,020       $8,338      $   --     $33,358
Gross Profit..........................................      7,870        4,393          --      12,263
Depreciation and amortization.........................      2,330        1,143          --       3,473
Interest income.......................................         --           --       1,033       1,033
Interest expense......................................         --           --         131         131
Property, plant and equipment.........................     20,805        1,315          --      22,120

    Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms' length basis.

    Long-lived tangible assets by geographic area were as follows:

GEOGRAPHIC AREA                                 SEPTEMBER 23, 2001   MARCH 31, 2001
---------------                                 ------------------   --------------
United States.................................        $16,565           $18,686
Belgium.......................................             82               104
Taiwan........................................              9                 6
                                                      -------           -------
                                                      $16,656           $18,796
                                                      =======           =======

    Revenues by geographic area for the three and six months ended September 23, 2001 and September 24, 2000 were as follows:

                                THREE MONTHS         THREE MONTHS          SIX MONTHS           SIX MONTHS
                                   ENDED                ENDED                ENDED                ENDED
GEOGRAPHIC AREA              SEPTEMBER 23, 2001   SEPTEMBER 24, 2000   SEPTEMBER 23, 2001   SEPTEMBER 24, 2000
---------------              ------------------   ------------------   ------------------   ------------------
United States..............        $ 6,388              $ 8,401              $13,889              $16,963
Malaysia...................            281                1,926                2,406                3,231
Taiwan.....................            517                  705                1,028                1,058
Germany....................            271                1,172                  510                2,037
France.....................             --                   --                  520                   --
United Kingdom.............            473                  752                  908                1,625
Other......................          2,090                4,203                3,821                8,444
                                   -------              -------              -------              -------
                                   $10,020              $17,159              $23,082              $33,358
                                   =======              =======              =======              =======

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

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 23,   SEPTEMBER 24,   SEPTEMBER 23,   SEPTEMBER 24,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Net sales.................................      100.0%          100.0%          100.0%          100.0%
Cost of sales.............................       94.2            63.0            86.0            63.2
                                                -----           -----           -----           -----
  Gross profit............................        5.8            37.0            14.0            36.8
  Operating expenses:
  Selling, general and administrative.....       35.0            30.8            30.7            33.0
  Research and development................       30.8            21.0            23.7            19.6
                                                -----           -----           -----           -----
  Operating loss..........................      (60.0)          (14.8)          (40.4)          (15.8)
  Interest income.........................        1.9             2.6             1.9             3.1
  Interest expense........................       (0.2)           (0.5)           (0.1)           (0.4)
  Other expense, net......................       (2.1)             --            (1.2)           (0.7)
                                                -----           -----           -----           -----
  Loss from continuing operations.........      (60.4)          (12.7)          (39.8)          (13.8)
  Loss from discontinued operations.......      (12.8)           (9.8)          (10.3)           (3.7)
  Loss on sale of discontinued
    operations............................       (2.2)             --            (1.0)             --
                                                -----           -----           -----           -----
  Net loss................................      (75.4)%         (22.5)%         (51.1)%         (17.5)%
                                                =====           =====           =====           =====

    NET SALES. In the second quarter of fiscal 2002, revenues from continuing operations totaled $10.0 million compared with $17.2 million for the same period in fiscal 2001, a decrease of 42%. For the six months ended September 23, 2001, revenues from continuing operations were $23.1 million compared with $33.4 million for the same period in the prior year, a decrease of 31%. Lower sales, for both the quarter and year to date, were largely the result of decreased demand for solid state relays in the communications market.

    Net sales from continuing operations to customers located outside of the United States totaled $3.1 million or about 31% of total net sales and $7.7 million or about 33% of total net sales for the three and six month periods ended September 23, 2001, respectively. Net sales to customers in Europe represented 22% and 20% for the three and six month periods ended September 23, 2001, respectively. Net sales to customers in Asia represented 11% and 13% of total net sales for the three and six month periods ended September 23, 2001, respectively.

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

    GROSS PROFIT. Gross profit from continuing operations as a percentage of net sales was 5.8% in the second quarter of fiscal 2002 compared with 37.0% during the same period in fiscal 2001. The decrease was primarily the result of under-utilization of the Company's semiconductor fabrication facility and a one-time downward adjustment to certain inventory valuations. The gross profit ratio from continuing operations decreased to 14.0% for the six months ended September 23, 2001 from 36.8% for the comparable period ended September 24, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative (S,G&A) expenses decreased $1.8 million, or 34%, in the second quarter of fiscal 2002 from $5.3 million for the same period in the prior fiscal year. The decrease was attributable primarily to reduced employment, lower third-party sales commissions, and lower promotion expense. On a year-to-date basis, S,G&A expense totaled $7.1 million, down $3.9 million from the prior year.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense (R&D), net of customer funded engineering, totaled $3.1 million for the second quarter of fiscal 2002, down $0.5 million from the comparable prior year period. The decrease was principally due to higher customer funded engineering. On a year-to-date basis, R&D expense aggregated $5.5 million, which was $1.0 million, or 16%, lower than last year. Despite lower overall spending, the Company continued to invest in product design and process technology to support new products such as application specific integrated circuits (ASICs), the Line Card Access Switch (LCAS), LiteLink, and OLED display drivers.

    INTEREST INCOME. Interest income totaled $0.2 million and $0.4 million for the second quarter and first six months of fiscal 2002, respectively. Interest income is derived from investments in both commercial paper and short-term tax exempt municipal bonds. Lower interest income compared with the prior fiscal year periods resulted from lower average cash balances.

    OTHER EXPENSE, NET. Other expense included a $0.25 million charge to revalue the Company's minority investment in Enrichnet, a quality of service software provider that became dormant during the quarter.

    LOSS FROM DISCONTINUED OPERATIONS AND LOSS ON SALE OF DISCONTINUED OPERATIONS. On August 10, 2001, the Company sold all of the assets of its Reed Switch business to Sumida Corporation of Japan for $8.0 million and recorded a $0.2 million net loss on the transaction. In accordance with APB Opinion
No. 30, Reporting the Results of Operations, the business is being accounted for as a discontinued operation and appears on one line in the financial statements. See note 4 to financial statements.

    INCOME TAXES. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. For the first six months of fiscal years 2001 and 2002, the Company did not record a tax benefit for pre-tax losses because it is not likely that such a benefit will be utilized in the foreseeable future.

TRENDS AND UNCERTAINTIES

    COMPETITION. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering or financial resources.

    CUSTOMER CONCENTRATION. In the second quarter of fiscal 2002, the Company's ten largest customers accounted for 43% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

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

    FULL UTILIZATION OF THE NEW WAFER FABRICATION FACILITY. In 1997, the Company completed construction of a larger, more advanced semiconductor facility in Beverly, Massachusetts to address capacity constraints and operating efficiencies in the production of its semiconductor products. To date, demand for semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. In addition, it is not expected that the new facility will be fully utilized in the short term, as certain planned new semiconductor products, including Clare-Micronix products, will require significant additional capital investment to be able to be produced in the fabrication facility. Currently, these wafers and products are made utilizing outside foundries.

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

    LIQUIDITY. The Company ended the quarter with cash balances of $24.4 million compared with $25.9 million at September 24, 2000. The Company maintains a $10.0 secured committed revolving credit facility. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's liquidity.

    MARKETS. The Company continues to evaluate its operations and product offerings, in order to invest in or potentially divest of certain business or market opportunities.

    RELIANCE ON KEY SUPPLIERS. The Company relies on certain suppliers of raw materials and services for sole source supply of critical items. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand needs effectively and on a timely basis. Also, the suppliers could experience their own business disruption, which could have a material adverse effect on future results.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended September 23, 2001, the Company's cash and cash equivalents increased by $3.8 million to $24.4 million. This increase consisted of the net of the proceeds from the sale of the Reed Switch business ($8.0 million), cash provided from working capital ($1.8 million), and cash provided by depreciation and amortization ($1.5 million) offset, in part, by operating losses ($7.5 million).

    In fiscal 1999, the Company entered into a $10 million secured committed revolving credit facility. No borrowings have been made against this credit facility. Although the Company has had no borrowings against this line, the facility has been used to obtain letters of credit totaling $1.8 million at September 23, 2001 to secure future operating lease payments.

    The Company manages its foreign exchange exposure by monitoring its net monetary position using natural hedges of its assets and liabilities denominated in local currencies. There can be no assurance that this policy will eliminate all currency exposure.

    The Company believes that cash generated from operations, cash, cash equivalents and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

    None

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

November 6, 2001