Form 10-Q
period 2001-12-23
CLARE INC
filed 2002-01-31
CIK 945123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED DECEMBER 23, 2001.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

    As of January 23, 2002, there were 9,895,167 shares of Common Stock, $.01 par value per share, outstanding.

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

                          CLARE INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              DECEMBER 23, 2001    MARCH 31, 2001
                                                              ------------------   ---------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
    $2,250 (Note 8).........................................        $21,345            $22,968
  Accounts receivable, less allowance for doubtful
    accounts................................................          5,189              7,646
  Inventories (Note 6)......................................          9,891             12,982
  Other current assets......................................          1,303              1,796
  Deferred income taxes.....................................          2,733              2,733
  Net assets from discontinued operations (Note 4)..........              -              8,424
                                                                    -------            -------
    Total current assets....................................         40,461             56,549
Property, plant and equipment, net..........................         15,430             18,796
Other assets:
    Intangibles, net of accumulated amortization of $6,201
      and $5,492, respectively..............................          8,218              8,927
    Other assets............................................            565                884
                                                                    -------            -------
                                                                    $64,674            $85,156
                                                                    =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............        $    56            $   153
  Accounts payable..........................................          3,963              5,767
  Accrued liabilities (Note 7)..............................          2,389              4,133
  Deferred revenue..........................................            464                940
  Net liabilities from discontinued operations (Note 4).....            197                 --
                                                                    -------            -------
    Total current liabilities...............................          7,069             10,993
                                                                    -------            -------
Deferred revenue............................................          2,362              1,071
Capital lease obligations, net of current portion...........             19                 42
                                                                    -------            -------
    Total liabilities.......................................          9,450             12,106
                                                                    =======            =======
Commitments and Contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.01 par value-authorized: 2,500,000
    shares Issued and outstanding: None.....................             --                 --
  Common stock, $.01 par value- authorized: 40,000,000
    shares Issued 9,828,364 shares and 9,775,467 shares,
    respectively............................................             98                 98
Additional paid-in capital..................................         97,449             97,341
  Accumulated deficit.......................................        (41,553)           (23,619)
  Treasury stock, 30,000 shares, at cost....................           (165)              (165)
  Accumulated other comprehensive loss......................           (605)              (605)
                                                                    -------            -------
    Total stockholders' equity..............................         55,224             73,050
                                                                    -------            -------
                                                                    $64,674            $85,156
                                                                    =======            =======

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                          CLARE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                             ---------------------------------------   ---------------------------------------
                             DECEMBER 23, 2001    DECEMBER 24, 2000    DECEMBER 23, 2001    DECEMBER 24, 2000
                             ------------------   ------------------   ------------------   ------------------
Net sales..................       $  11,107            $  16,862            $  34,189            $  50,220
Cost of sales..............           9,905               11,260               29,767               32,355
                                  ---------            ---------            ---------            ---------
  Gross profit.............           1,202                5,602                4,422               17,865
Operating expenses:
  Selling, general and
    administrative.........           4,220                4,847               11,296               15,842
  Research and
    development............           2,685                4,067                8,150               10,605
  Restructuring costs......             515                   --                  515                   --
  Gain on sale of real
    estate.................              --                 (716)                  --                 (716)
                                  ---------            ---------            ---------            ---------
Operating loss.............          (6,218)              (2,596)             (15,539)              (7,866)
Interest income............             119                  345                  550                1,378
Interest expense...........              (4)                 (18)                 (34)                (149)
Other (expense) income,
  net......................             (41)                  14                 (324)                (211)
                                  ---------            ---------            ---------            ---------
Loss from continuing
  operations...............          (6,144)              (2,255)             (15,347)              (6,848)
                                  ---------            ---------            ---------            ---------
Loss from discontinued
  operations...............                                 (743)              (2,368)              (1,972)
                                        ---
Loss on sale of
  discontinued
  operations...............              --                   --                 (218)                  --
                                  ---------            ---------            ---------            ---------
Net loss from discontinued
  operations...............              --                 (743)              (2,586)              (1,972)
                                  ---------            ---------            ---------            ---------
Net loss...................       $  (6,144)           $  (2,998)           $ (17,933)           $  (8,820)
                                  =========            =========            =========            =========
Basic and diluted net loss
  per common and common
  share equivalent (Note 3)
  From continuing
  operations...............       $   (0.63)           $   (0.23)           $   (1.56)           $   (0.71)
From discontinued
  operations...............              --                (0.08)               (0.26)               (0.20)
                                  ---------            ---------            ---------            ---------
Total net loss per share...       $   (0.63)           $   (0.31)           $   (1.83)           $   (0.92)
                                  =========            =========            =========            =========
Basic and diluted weighted
  average common and common
  share equivalents (Note
  3).......................       9,825,668            9,677,691            9,806,959            9,628,645
                                  =========            =========            =========            =========

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                          CLARE INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              DECEMBER 23, 2001    DECEMBER 24, 2000
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................       $(17,933)             $(8,820)
Loss from discontinued operations...........................          2,368                1,972
Loss on sale of discontinued operations.....................            218                   --
                                                                   --------              -------
Loss from continuing operations.............................        (15,347)              (6,848)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Gain on sale of real estate...............................             --                 (716)
  Common stock issued for services rendered.................             45                   45
  Depreciation and amortization.............................          4,681                5,396
  Changes in assets and liabilities:
    Accounts receivable.....................................          2,457                  659
    Inventories.............................................          3,091               (2,581)
    Other current assets....................................            493                  153
    Accounts payable........................................         (1,811)               2,873
    Accrued expenses........................................         (1,093)               1,022
    Deferred revenue........................................            814               (2,229)
                                                                   --------              -------
    Net cash used in continuing operations..................         (6,670)              (2,226)
    Net cash used in discontinued operations................         (2,493)              (1,350)
                                                                   --------              -------
    Net cash used in operating activities...................         (9,163)              (3,576)
                                                                   --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net..............           (585)              (4,469)
Proceeds from sale of discontinued operations...............          8,000                   --
Net proceeds from sale of real estate.......................             --                1,300
Purchase of Teltone inventory and intangible assets.........             --               (1,987)
Decrease (Increase) in other assets.........................            319                 (401)
                                                                   --------              -------
  Net cash provided by (used in) investing activities.......          7,734               (5,557)
                                                                   --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................             63                  187
Proceeds from exercise of options and warrants..............             --                   53
Purchase of treasury stock..................................             --                 (165)
Payments of principal on long-term debt.....................           (257)                  25
                                                                   --------              -------
  Net cash (used in) provided by financing activities.......           (194)                 100
                                                                   --------              -------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.......             --                 (161)
                                                                   --------              -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................         (1,623)              (9,194)
Cash and cash equivalents, beginning of period..............         22,968               37,267
                                                                   --------              -------
Cash and cash equivalents end of period.....................       $ 21,345              $28,073
                                                                   ========              =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................       $      3              $   138
                                                                   ========              =======
    Income taxes, net of refunds............................       $     42              $   (70)
                                                                   ========              =======

   The accompanying notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                          CLARE INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 23, 2001
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1. FISCAL PERIODS

    The Company's fiscal year is comprised of either 52 or 53 weeks and ends on the Sunday closest to March 31. Interim quarters are comprised of 13 weeks unless otherwise noted.

2. INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated condensed financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all normal, recurring adjustments and accruals that management considers necessary for a fair presentation of the Company's financial position as of December 23, 2001, and results of operations for the three and nine months ended December 23, 2001 and December 24, 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission.

3. LOSS PER SHARE

    Options to purchase 1,972,762 and 2,299,882 shares of common stock at December 23, 2001 and December 24, 2000, respectively, were not included in calculating dilutive net loss per share because the effect would be anti-dilutive.

4. DISCONTINUED OPERATIONS

    On August 10, 2001, the Company sold the business and certain assets (primarily inventory and fixed assets) of its reed switch business to Sumida REMtech Corporation, a subsidiary of Sumida Corporation of Japan, for $8,000 cash.

    Pursuant to Accounting Principles Board (APB) Opinion No. 30 (APB No. 30), REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, the consolidated financial statements of the Company have been presented to reflect the disposition of the reed switch business in accordance with APB 30. Accordingly, revenues, expenses, and cash flows of the reed switch business have been excluded from the respective captions in the accompanying consolidated statements of operations and consolidated statements of cash flows. The net assets and liabilities of the reed switch business have been reported as "Net assets or liabilities of discontinued operations" in the accompanying consolidated balance sheets; the net operating losses of the reed switch business have been reported as "Net loss from discontinued operations" in the accompanying consolidated statements of operations; the net loss from the sale of the reed switch business has been presented as "Net loss on sale of discontinued operation";

and the net cash flows of the reed switch business have been reported as "Net cash used in discontinued operations" in the accompanying consolidated statements of cash flows.

    Net sales for the reed switch business were approximately $0 and $3,069 for the three and nine months ended December 23, 2001, respectively, and were $2,873 and $10,754 for the three and nine months ended December 24, 2000, respectively.

    Net assets (liabilities) of discontinued operations were as follows (in thousands):

                                                 DECEMBER 23, 2001    MARCH 31, 2001
                                                 ------------------   ---------------
Accounts receivable............................         $  --              $1,145
Inventory......................................            --               1,934
Property and equipment, net....................            --               6,209
Accounts payable...............................            --                (761)
Accrued expenses...............................          (197)               (103)
                                                        -----              ------
                                                        $(197)             $8,424
                                                        =====              ======

5. CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investment instruments with maturities of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts and overnight demand notes at December 23, 2001 and March 31, 2001.

6. INVENTORIES

    Inventories include materials, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 23, 2001 and March 31, 2001:

                                                 DECEMBER 23, 2001    MARCH 31, 2001
                                                 ------------------   ---------------
Raw material...................................        $4,270             $ 4,849
Work in process................................         3,905               6,145
Finished goods.................................         1,716               1,988
                                                       ------             -------
                                                       $9,891             $12,982
                                                       ======             =======

7. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 23, 2001 and March 31, 2001:

                                                 DECEMBER 23, 2001    MARCH 31, 2001
                                                 ------------------   ---------------
Payroll and benefits...........................        $1,470              $2,008
Restructuring (Note 9).........................            92                 580
Environmental remediation (Note 10)............           337                 450
Other..........................................           490               1,095
                                                       ------              ------
                                                       $2,389              $4,133
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

    There have been no borrowings since the inception of the Credit Facility in March 1999. However, as of December 23, 2001 and March 31, 2001, the Company had $2,045 of letters of credit outstanding under the Credit Facility in connection with certain leases. Letters of credit in the amount of $2,045 are collateralized by $2,250 cash on deposit at the bank as of December 23, 2001 and March 31, 2001. The letters of credit expire on December 31, 2001 and will automatically renew annually at the discretion of the lessor. The letters of credit were renewed at December 31, 2001. The cash collateral is included in restricted cash in the accompanying balance sheets.

    The Credit Facility contains a financial covenant that requires the Company to maintain minimum cash on hand. The Credit Facility also contains certain non-financial covenants. The Company was in compliance with all covenants as of December 23, 2001.

9. RESTRUCTURING COSTS

    In March 2001, the Company implemented a restructuring plan to better align its organization with its corporate strategy and recorded a restructuring charge of $723 in accordance with Emerging Issues Task Force Issue ("EITF") 94-3 and SEC Staff Accounting Bulletin 100 (SAB 100). The 2001 restructuring charge includes severance-related costs associated with workforce reduction of approximately 20 persons across the following functions: manufacturing (15), general and administrative (1), research and development (4). At December 23, 2001, approximately $30 of the accrued restructuring remained. The total cash impact of the restructuring was approximately $723, all of which will be paid by the end of the fourth quarter of fiscal 2002.

    During the third quarter of fiscal 2002, the Company implemented a restructuring plan to better align its organization with its corporate strategy and recorded a restructuring charge of $515K in accordance with EITF 94-3 and SAB100. The 2002 restructuring charge includes severance-related costs associated with workforce reduction of approximately 33 persons across the following functions: manufacturing (16), selling and marketing (2), general and administrative (6), research and development (9). At December 23, 2001, approximately $62 of the accrued restructuring remained. The total cash impact of the restructuring was approximately $515, all of which will be paid by the end of the first quarter of fiscal 2003.

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

11. NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

    In July 2001, the FASB issued SFAS no. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized, instead these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for noncalendar year-end companies whereby the entity's fiscal year begins after March 15, 2001 and its first interim period financial statements have not been issued. Pursuant to this statement, the Company elected early adoption during the first fiscal quarter ended June 24, 2001. The goodwill associated with the Clare-Micronix acquisition is no longer subject to amortization over its estimated useful life. Such goodwill will be subject to an annual assessment for impairment. As a result of this early adoption the Company's amortization expense for the nine month period ended December 23, 2001 is approximately $960 lower than the Nine Months Ended December 24, 2000. In accordance with SFAS no. 142, the Company believes the Clare-Micronix goodwill is not deemed to be impaired at December 23, 2001.

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

    In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, but retains SFAS No. 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of APB No. 30, for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is evaluating the impact of the adoption of SFAS No. 144.

12. COMPREHENSIVE LOSS

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company does not have any items of comprehensive loss other than net loss.

13. FINANCIAL INFORMATION BY SEGMENT

    The Company changed this composition of reportable operating segments during fiscal 2002. Reportable operating segments are Solid State Relays, Integrated Circuits and Corporate.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in the Company's most recently filed Form 10-K. The

Company evaluates performance based on gross profit. Revenues are attributed to geographic areas based on where the customer is located. The Company does not measure transfers of sales between Company segments. Segment information for the quarters ended December 23, 2001 and December 24, 2000 is as follows.

                                                        SOLID STATE   INTEGRATED
                                                          RELAYS       CIRCUITS    CORPORATE    TOTAL
                                                        -----------   ----------   ---------   --------
THREE MONTHS ENDED--DECEMBER 23, 2001
Net product sales from external customers.............    $ 5,067       $ 6,040     $   --     $11,107
Gross (loss) profit...................................     (1,268)        2,470         --       1,202
Depreciation and amortization.........................      1,127           445         --       1,572
Interest income.......................................         --            --        119         119
Interest expense......................................         --            --          4           4
Property, plant and equipment.........................     13,023         2,407         --      15,430
THREE MONTHS ENDED--DECEMBER 24, 2000
Net product sales from external customers.............    $12,302       $ 4,560     $   --     $16,862
Gross profit..........................................      3,415         2,187         --       5,602
Depreciation and amortization.........................      1,195           775         --       1,970
Interest income.......................................         --            --        345         345
Interest expense......................................         --            --         18          18
Property, plant and equipment.........................     18,086         3,337         --      21,423
NINE MONTHS ENDED--DECEMBER 23, 2001
Net product sales from external customers.............    $18,960       $15,229     $   --     $34,189
Gross (loss) profit...................................     (2,103)        6,525         --       4,422
Depreciation and amortization.........................      3,495         1,186         --       4,681
Interest income.......................................         --            --        550         550
Interest expense......................................         --            --         34          34
Property, plant and equipment.........................     13,023         2,407         --      15,430
NINE MONTHS ENDED--DECEMBER 24, 2000
Net product sales from external customers.............    $37,322       $12,898     $   --     $50,220
Gross profit..........................................     11,285         6,580         --      17,865
Depreciation and amortization.........................      3,478         1,918         --       5,396
Interest income.......................................         --            --      1,378       1,378
Interest expense......................................         --            --        149         149
Property, plant and equipment.........................     18,086         3,337         --      21,423

    Interest income and expense, restructuring, and income taxes are considered corporate level activities and are therefore, not allocated to segments. Management believes transfers between geographic areas are accounted for on an arms' length basis.

    Long-lived tangible assets by geographic area were as follows:

GEOGRAPHIC AREA                                  DECEMBER 23, 2001    MARCH 31, 2001
---------------                                  ------------------   --------------
United States..................................        $15,331           $18,686
Belgium........................................             91               104
Taiwan.........................................              8                 6
                                                       -------           -------
                                                       $15,430           $18,796
                                                       =======           =======

    Revenues by geographic area for the three and nine months ended December 23, 2001 and December 24, 2000 were as follows:

                               THREE MONTHS        THREE MONTHS         NINE MONTHS         NINE MONTHS
                                   ENDED               ENDED               ENDED               ENDED
GEOGRAPHIC AREA              DECEMBER 23, 2001   DECEMBER 24, 2000   DECEMBER 23, 2001   DECEMBER 24, 2000
---------------              -----------------   -----------------   -----------------   -----------------
United States..............       $ 8,116             $ 6,968             $22,005             $23,932
Malaysia...................           181               3,004               2,587               6,234
Taiwan.....................           543                 543               1,571               1,602
Germany....................           119               1,166                 629               3,203
France.....................           324                 851                 844               2,516
United Kingdom.............           161                 851               1,069               2,477
Other......................         1,987               3,479               5,484              10,256
                                  -------             -------             -------             -------
                                  $11,107             $16,862             $34,189             $50,220
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

RESULTS OF OPERATIONS

    The following table sets forth the relative percentage that certain income and expense items bear to net sales for the periods indicated:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              DECEMBER 23,    DECEMBER 24,    DECEMBER 23,    DECEMBER 24,
                                                  2001            2000            2001            2000
                                              -------------   -------------   -------------   -------------
Net sales...................................      100.0%          100.0%          100.0%          100.0%
Cost of sales...............................       89.2            66.8            87.1            64.4
                                                  -----           -----           -----           -----
  Gross profit..............................       10.8            33.2            12.9            35.6
  Operating expenses:
  Selling, general and administrative.......       38.0            28.7            33.0            31.5
  Research and development..................       24.2            24.1            23.8            21.1
  Restructuring.............................        4.6              --             1.5              --
  Gain on sale of real estate...............         --            (4.2)             --            (1.4)
                                                  -----           -----           -----           -----
  Operating loss............................      (56.0)          (15.4)          (45.4)          (15.6)
  Interest income...........................        1.1             2.0             1.6             2.7
  Interest expense..........................        0.0             0.1             0.1             0.3
  Other (expense) income, net...............       (0.4)            0.1            (0.9)           (0.4)
                                                  -----           -----           -----           -----
  Loss from continuing operations...........      (55.3)           13.4           (44.8)          (13.6)
  Loss from discontinued operations.........         --            (4.4)           (6.9)           (3.9)
  Loss on sale of discontinued operations...         --              --            (0.6)             --
                                                  -----           -----           -----           -----
  Net loss..................................      (55.3)%         (17.8)%         (52.3)%         (17.5)
                                                  =====           =====           =====           =====

    NET SALES. In the third quarter of fiscal 2002, revenues from continuing operations totaled $11.1 million compared with $16.9 million for the same period in fiscal 2001, a decrease of 34%. For the nine months ended December 23, 2001, revenues from continuing operations were $34.2 million compared with $50.2 million for the same period in the prior year, a decrease of 32%. Lower sales were largely the result of decreased demand for solid state relays in the communications market.

    Net sales from continuing operations to customers located outside of the United States totaled $3.0 million in the third quarter of fiscal 2002, or about 27% of total net sales. Net sales from continuing operations to customers in Europe represented 16% and net sales from continuing operations to customers in Asia represented 11% of total net sales from continuing operations for the third quarter ended December 23, 2001.

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

    GROSS PROFIT. Gross profit from continuing operations as a percentage of net sales was 10.8% in the third quarter of fiscal 2002 compared with 33.2% during the same period in fiscal 2001. The gross profit ratio from continuing operations decreased to 12.9% for the nine months ended December 23, 2001 from 35.6% for the comparable period ended December 24, 2000. The decrease was primarily the result of under-utilization of the Company's semiconductor fabrication facility and pricing pressure on solid state relay sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative (S,G&A) expenses decreased $0.6 million, or 13%, in the third quarter of fiscal 2002 from $4.8 million for the same period in the prior fiscal year. On a year-to-date basis, S,G&A expense totaled $11.3 million, down
$4.5 million from the prior year. The decrease was attributable primarily to reduced employment, lower third-party sales commissions, lower promotion expense, and the adoption of SFAS 142, which discontinued goodwill amortization during fiscal 2002.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense (R&D), net of customer funded engineering, totaled $2.7 million for the third quarter of fiscal 2002, down $1.4 million from the comparable prior year period. On a year-to-date basis, R&D expense aggregated $8.2 million, which is $2.5 million, or 23%, lower than last year. The decrease was principally due to higher customer funded engineering. Despite lower overall spending, the Company continued to invest in product design and process technology to support new products such as application specific integrated circuits (ASICs), the Line Card Access Switch (LCAS), LiteLink, and OLED display drivers.

    RESTRUCTURING COSTS. In the third fiscal quarter of 2002, the Company recorded a restructuring charge of $0.5 million as a result of a reduction of personnel (33 positions were eliminated, primarily in manufacturing). See
Note 9 to financial statements.

    INTEREST INCOME. Interest income totaled $0.1 million and $0.5 million for the third quarter and first nine months of fiscal 2002, respectively. Interest income is derived from investments in money market funds. Lower interest income compared with the prior fiscal year periods resulted from lower average cash balances.

    OTHER EXPENSE, NET. On a year-to-date basis, other expense totaled $0.3 million and included a $0.25 million charge to revalue the Company's investment in Enrichnet, a quality of service software provider that became dormant during the second quarter.

    LOSS FROM DISCONTINUED OPERATIONS AND LOSS ON SALE OF DISCONTINUED OPERATIONS. On August 10, 2001, the Company sold all of the assets of its Reed Switch business to Sumida Corporation of Japan for $8.0 million and recorded a $0.2 million net loss on the transaction. In accordance with APB Opinion
No. 30, Reporting the Results of Operations, the business is being accounted for as a discontinued operation and appears on one line in the Statements of Operations. See Note 4 to financial statements

    INCOME TAXES. In accordance with generally accepted accounting principles, the Company has provided for income taxes at its estimated annual effective tax rate. For the first nine months of fiscal years 2001 and 2002, the Company did not record a tax benefit for pre-tax losses because it is not likely that such a benefit will be utilized in the foreseeable future.

TRENDS AND UNCERTAINTIES

    COMPETITION. Clare competes with various global companies. Certain competitors of the Company have greater manufacturing, engineering or financial resources.

    CUSTOMER CONCENTRATION. In the third quarter of fiscal 2002, the Company's ten largest customers accounted for 43% of total net sales. The Company is highly reliant upon continued revenues from its largest customers and any material delay, cancellation or reduction of orders from these customers could have a material adverse effect on the Company's future results.

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

    FULL UTILIZATION OF THE WAFER FABRICATION FACILITY. The Company operates a semiconductor fabrication facility in Beverly, Massachusetts. To date, demand for semiconductor products has not allowed the Company to fully utilize the facility and has contributed to a decline in the Company's overall gross margin rate. In addition, it is not expected that the facility will be fully utilized in the near term.

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

    LIQUIDITY. The Company ended the quarter with cash balances of $21.3 million compared with $28.1 million at December 24, 2000. The Company maintains a $10.0 million secured committed revolving credit facility. If the Company is unable to access adequate sources of capital this could have a material adverse effect on the Company's liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended December 23, 2001, the Company's cash and cash equivalents decreased by $1.6 million to $21.3 million. This decrease consisted of the net of proceeds from the sale of the Reed Switch business ($8.0 million), cash provided from working capital ($4.1 million) and depreciation and amortization ($4.7 million) offset, in part, by operating losses ($17.9 million).

    In fiscal 1999, the Company entered into a $10 million secured committed revolving credit facility. Although the Company has had no borrowings against this line, the facility has been used to obtain letters of credit totaling $2.0 million at December 23, 2001 to secure future operating lease payments.

    The Company believes that cash generated from operations, cash and cash equivalents, and amounts available under its credit agreement and operating lease facilities will be sufficient to satisfy its working capital needs and planned capital expenditures for the balance of this fiscal year. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

                                                       C.P. CLARE CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                                          Harry Andersen
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                             OFFICER

(date)